Form 10-Q
period 1996-03-31
OMEGA HEALTH SYSTEMS INC
filed 1996-05-15
CIK 864902

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark one)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the quarter ended March 31, 1996
                                   --------------
        or
        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            ACT
               For the transition period from                 to
                                                 -----------------------------

               Commission File Number: 0-19283
                                       -----------------------
                           Omega Health Systems, Inc.
 -----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)
           Delaware                                   13-3220466
 ------------------------------------- -------------------------------------
 (State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification No.)
            5100 Poplar Avenue, Suite 2100, Memphis, Tennessee 38137
 -----------------------------------------------------------------------------
                    (Address of principal executive offices)
                                  901-683-7868
 -----------------------------------------------------------------------------
                           (Issuer's telephone number)

 ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                 [X] Yes [ ] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                        DURING THE PRECEEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                  Outstanding at April 30, 1996
 ------------------------------------------------------------------------------
      Common Stock, $0.06 par value              4,716,096

               OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                               FORM 10-Q
                  For the Quarter Ended March 31, 1996


                     PART 1 - FINANCIAL INFORMATION


  Index to Financial Information:                                      Page
                                                                      --------

  Item 1:
             Condensed Consolidated Balance Sheets
             as of  March 31, 1996 and December 31,
             1995                                                           3

             Condensed Consolidated Statements of
             Operations for the Three Months Ended
             March 31, 1996 and 1995                                        4

             Condensed Consolidated Statements of
             Cash Flows for the Three Months Ended
             March 31, 1996 and 1995                                        5

             Notes to Condensed Consolidated
             Financial Statements                                           6

  Item 2:

             Managements Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                     8

                               OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                    MARCH 31, 1996 AND DECEMBER 31, 1995
                                                (unaudited)

                            Assets                                           1996            1995
Current Assets:
   Cash                                                                 $  3,041,346      2,735,556
   Accounts receivables, net of allowances
     for contractual adjustments and
     doubtful accounts of $1,803,000 and
     $1,680,052 in 1996 and 1995, respectively                             4,065,624      3,785,063
   Other receivables                                                         624,626        617,585
   Prepaid expenses                                                          440,526        268,964
                                                                        ------------   ------------
             Total current assets                                          8,172,122      7,407,168

Equipment, furniture and fixtures                                          9,849,316      8,754,219
Accumulated depreciation                                                  (5,388,876)    (5,145,756)
                                                                        ------------   ------------
             Net equipment, furniture and fixtures                         4,460,440      3,608,463

Intangible assets from acquisition, net of
     amortization of $167,229 and $83,858 in
     1996 and 1995, respectively                                           3,598,085        452,532
Other assets                                                                 385,764        272,232
                                                                        ------------   ------------
             Total assets                                               $ 16,616,411     11,740,395
                                                                        ============   ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                   3,211,694      3,306,203
   Claims liability                                                        1,276,009      1,319,635
   Current installments of long-term debt                                  1,876,905      1,555,406
   Current installments of subordinated debt                                 393,280              0
                                                                        ------------   ------------
             Total current liabilities                                     6,757,888      6,181,244

Long-term debt, excluding current
     installments                                                          1,647,239      1,597,904
Subordinated debt, excluding current
    installments                                                           4,089,910              0
                                                                        ------------   ------------
             Total liabilities                                            12,495,037      7,779,148

Stockholders' equity:
   Common stock                                                              282,964        282,369
   Additional paid in capital                                             12,085,294     12,047,891
   Accumulated deficit                                                    (8,246,884)    (8,369,013)
                                                                        ------------   ------------
             Total stockholders' equity                                    4,121,374      3,961,247
                                                                        ------------   ------------

             Total liabilities and stockholders'
               equity                                                   $ 16,616,411     11,740,395
                                                                        ============   ============

See accompanying notes to condensed consolidated financial statements

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1996 and 1995
                                   (unaudited)



                                                1996          1995
Center net revenues                        $ 4,915,330     4,662,976
Managed care revenues                        3,333,863     2,665,104
Supply and equipment sales                     491,778       367,222
Management and other revenues                  156,756       178,426
                                           -----------   -----------

             Total revenues                  8,897,727     7,873,728

Center operating expenses                    4,501,338     4,187,310
Eye care claims                              2,500,967     1,996,407
Cost of sales                                  353,818       339,305
Provision for doubtful accounts                 43,906       138,988
Selling, general, administrative and
   development expenses                      1,316,742     1,057,991
                                           -----------   -----------

             Earnings from operations          180,956       153,727

Non-operating revenue (expenses):
   Interest expense                           (115,671)      (68,130)
   Interest and other revenue                   56,844        23,236
                                           -----------   -----------

             Earnings before income taxes      122,129       108,833

Income tax expense                                   0             0
                                           -----------   -----------

             Net earnings                  $   122,129       108,833
                                           ===========   ===========


Earnings per common share                  $      0.03   $      0.02
                                           ===========   ===========








See accompanying notes to condensed consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1996 and 1995
                                   (unaudited)

                                                       1996          1995
Cash flows from operations:
   Net earnings                                   $   122,129       108,833
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
    Depreciation and amortization                     256,548       271,904
    Provision for doubtful accounts                    43,906       138,988
    (Increase) decrease in:
      Receivables                                    (228,561)        5,637
      Prepaids and other assets                      (206,761)     (160,740)
    Increase (decrease) in:
      Accounts payable and accrued expenses          (108,117)      (17,695)
      Eye care claims payable                         (43,626)      628,184
                                                  -----------   -----------

Total adjustments                                    (286,611)      866,278
                                                  -----------   -----------

Net cash provided by (used in)
   operating activities                              (164,482)      975,111

Cash flows from investing activities:
  Capital expenditures                               (213,684)     (185,832)
  Acquisition of Tallahasse, FL practice           (2,014,701)            0
  Acquisition of Nashville, TN practice               (64,145)            0
                                                  -----------   -----------

Net cash used in investing activities              (2,292,530)     (185,832)

Cash flows from financing activities:
  Net change in long-term debt                        279,612       (88,255)
  Net change in subordinated debt                   2,483,190             0
                                                  -----------   -----------

Net cash provided by (used in)
  financing activities                              2,762,802       (88,255)
                                                  -----------   -----------

Net increase in cash                                  305,790       701,024

Cash at beginning of period                         2,735,556     2,238,782
                                                  -----------   -----------

Cash at end of period                             $ 3,041,346     2,939,806
                                                  ===========   ===========


See accompanying notes to condensed consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)






1.       Accounting Policies
- ----------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1995, as set forth in the annual consolidated financial statements of Omega Health Systems, Inc. Certain prior year interim balances have been reclassified to conform to the 1996 presentation. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.


2.       Earnings Per Share
- ---------------------------

Earnings per common share for 1996 and 1995 were computed by dividing the earnings or losses by the weighted average number of shares of common stock outstanding during the quarter (4,716,096 and 4,684,080, respectively).

3.       Acquisitions
- ---------------------

On January 2, 1996, the Company completed the acquisition of the stock of Warren
R. Berrie, MD, PC, of Nashville, Tennessee. This acquisition included substantially all of the assets of the medical practice of Warren R. Berrie, MD. Simultaneously with the acquisition, the Company entered into a five year management agreement with Dr. Berrie.

The total consideration for the acquisition of the assets of the Berrie practice was $650,000, of which $50,000 was paid in cash, with the balance in the form of a five year subordinated note. The note is due in monthly intallments, bears interest at 7% and is convertible into Omega common stock at a conversion price of $5.89 per share.

On March 12, 1996, the Company completed the acquisition of the assets of the ophthalmology practice of Paul R. Garland, MD, of Tallahassee, Florida. In addition, the Company acquired all of the capital stock of the surgery center associated with Dr. Garland's practice, Capital Eye Surgery Center, Inc. Simultaneously with the acquisition, the Company entered into a twenty-five year management agreement with Dr. Garland's professional corporation.

The total consideration for the Garland transactions was $3.4 million, of which $2 million was paid in cash, with the balance in the form of a five year

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


subordinated note. The note is due in monthly installments, bears interest at 7% and is convertible into Omega common stock at a conversion price of $6.50 per share.

The following sets forth certain pro forma financial information as if the acquisition of the assets of the Garland practice and the stock of thesurgery center had been completed as of January 1, 1996 and January 1, 1995:

                                                     1996          1995
                                                  -----------   ------------
                  Revenues                        $ 9,632,221     8,711,322
                  Net earnings                        164,170       153,809
                  Net earnings per common share           .03           .03


4.       Bridge Financing
- -------------------------

In connection the Garland acquisition (see note 3), the Company obtained bridge financing in the form of a 12% $2.5 million subordinated note. The financing was obtained from an affiliate of the Company's chairman of the board. The note is due on June 11, 1996 and is expected to be repaid from the proceeds of other financing.


5.        Contingencies
- -----------------------

Omega is engaged in the business of providing support and management services to the eye care profession, which subjects it to intense federal and state regulation. Both state and federal laws prohibit fee splitting and other forms of compensation based on patient referral. These regulations may, in the future, be amended or interpreted in such a fashion as to adversely affect the business of Omega.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for the quarter increased $1,024,000 or 13% over revenues for the corresponding period of the prior year.

Center net revenues increased $252,000 or 5% over the same period of 1995. This increase came in spite of reductions in Medicare reimbursement for many procedures performed by ophthalmologists, which took effect January 1, 1996. In addition, the Company's center operations were negatively affected by weather-related closings in the first quarter of 1996. Center operating expenses rose 7% or $314,000. The increase in center operating expenses reflected, in part, the facility expansions made by the centers in Nashville and Omaha in 1995.

The Company's managed care operations continued to experience growth during the first quarter of 1996. Managed care revenues grew 25% or $669,000 during the quarter. Cklaims expense also increased 25% during the quarter.

Supply and equipment sales increased $125,000 or 34%. This increase reflects the introduction of the mobile surgical program in the latter part of 1995.

Selling , general and administrative expenses increased approximately 24% in the first quarter compared to the same period of 1995. This increase reflects the expansion of operations at the Eye Health Network and the establishment of VisionAmerica Laser Centers as a new subsidiary in the first quarter of 1995.

Interest expense increased 71% or $48,000 during the quarter. This increase reflects the lease financing entered into to finance equipment additions in 1995 and the subordinated financing incurred in 1996 in connection with acquisitions.

ACQUISITIONS

On January 2, 1996, the Company completed the acquisition of the stock of Warren
R. Berrie, MD, PC, of Nashville, Tennessee. This acquisition included substantially all of the assets of the medical practice of Warren R. Berrie, MD. Simultaneously with the acquisition, the Company entered into a five year management agreement with Dr. Berrie.

The total consideration for the acquisition of the assets of the Berrie practice was $650,000, of which $50,000 was paid in cash, with the balance in the form of a five year subordinated note. The note is due in monthly intallments, bears interest at 7% and is convertible into Omega common stock at a conversion price of $5.89 per share.

On March 12, 1996, the Company completed the acquisition of the assets of the ophthalmology practice of Paul R. Garland, MD, of Tallahassee, Florida. In addition, the Company acquired all of the capital stock of the surgery center associated with Dr. Garland's practice, Capital Eye Surgery Center, Inc. Simultaneously with the acquisition, the Company entered into a twenty-five year management agreement with Dr. Garland's professional corporation.

The total consideration for the Garland transactions was $3.4 million, of which $2 million was paid in cash, with the balance in the form of a five year subordinated note. The note is due in monthly installments, bears interest at 7% and is convertible into Omega common stock at a conversion price of $6.50 per share.

In connection the Garland acquisition (see note 3), the Company obtained bridge financing in the form of a 12% $2.5 million subordinated note. The financing was obtained from an affiliate of the Company's chairman of the board. The note is due on June 11, 1996 and is expected to be repaid from the proceeds of other financing.

LIQUIDITY, CASH FLOW AND CAPITAL RESOURCES

For the quarter ended March 31, 1996, the Company used $287,000 in cash in operating activities and $2,293,000 in investing activities. The Company generated $2,763,000 in cash from financing activities.

Cash flows from operations included significant adjustments for depreciation and amortization ($257,000) and provision for doubtful accounts ($44,000). Cash flows from operations were negatively affected by the working capital requirements associated with the two practice asset acquisitions completed during the quarter. Investing activities during the quarter included capital expenditures for equipment of $214,000 and the acquisition of the assets of opthalmic practices in Nashville and Tallahassee. Financing activities consisted primarily of debt created in connection with practice asset acquisitions.

The Company anticipates raising additional equity and debt financing during 1996 to finance its program of practice asset acquisitions.

             PART II - OTHER INFORMATION

      Item 1.      Legal Proceedings.
                   Not Applicable.

      Item 2.      Changes in Securities.
                   Not Applicable.

      Item 3.      Defaults Upon Senior Securities.
                   Not Applicable.

      Item 4.      Submission of Matters to a Vote of Security Holders.
                   Not Applicable.

      Item 5.      Other Information.
                   Not Applicable.

      Item 6.      Exhibits and Reports on Form 8-K.
                   (a) Exhibits:
                         (11)  Statement re computation of per share earnings
                         (27)* Financial Data Schedule
                   (b) Reports on Form 8-K:
                        The Company filed a current report on Form 8-K on March 25, 1996. The Form 8-K reported Item 1
                        Acquisition   or   Disposition   of   Assets   in
                        connection with the acquisition of the assets of the ophthalmology practice of Paul R. Garland M.D. and the stock of Capital Eye Surgery Center, Inc.

                        * Electronic Filing Only

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              OMEGA HEALTH SYSTEMS, INC
              -------------------------
              Registrant


May 14, 1995                          By \s\ Ronald L. Edmonds
                                      -----------------------------------------
                                      Ronald L. Edmonds
                                      Senior Vice President and
                                      Chief Financial Officer

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      For the Quarter Ended March 31, 1996


                                     EXHIBIT


 Index to Exhibit:                                              Page
                                                             ----------

 (11)  Computation of Earnings Per Common Share                   13

                                                                             EXHIBIT 11
                    OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      Computation of Earnings Per Common Share
                     Three Months Ended March 31, 1995 and 1994

                                                                           1995        1994
                                                                     ----------  ----------

Primary (for Statement of Operations):
     Net earnings                                                    $  122,129     108,833


     Shares:
        Weighted average number of shares outstanding                 4,716,096   4,684,080
        Assuming exercise of warrants and options,  net
          of number of shares which could have been
          purchased with the exercise of such options
          (using average price for the period)                          133,300     108,064
                                                                     ----------  ----------
        Weighted average number of shares,  adjusted                  4,849,396   4,792,144
                                                                     ----------  ----------

     Primary earnings per common share
        and common equivalent share:
        Net earnings (loss)                                          $     0.03        0.02
                                                                     ==========  ==========



Assuming full dilution
     Net earnings                                                    $  122,129     108,833


     Shares:
        Weighted average number of shares outstanding                 4,716,096   4,684,080
        Assuming exercise of warrants and options,  net
          of number of shares which could have been
          purchased with the exercise of such options
          (using closing market price)                                  133,300     124,229
                                                                     ----------  ----------
        Weighted average number of shares,  adjusted                  4,849,396   4,808,309
                                                                     ----------  ----------

     Primary earnings per common share
        and common equivalent share:
        Net earnings (loss)                                          $     0.03(a)     0.02(a)
                                                                     ==========  ==========


(a)     This  calculation  is submitted in accordance  with  Regulation S-B item
        601(b)(11)  although  not  required by footnote 2 to paragraph 14 of APB
        Opinion No. 15 because it results in dilution of less than 3%.
