Form 10-Q
period 1996-06-30
OMEGA HEALTH SYSTEMS INC
filed 1996-08-14
CIK 864902

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the quarter ended    June 30, 1996
                                 ------------------------------------------
or
[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       ACT
        For the transition period from                     to
                                          ---------------------------------

        Commission File Number:  0-19283
                                 --------------------------
                        Omega Health Systems, Inc.
  ---------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

        Delaware                                         13-3220466
- -------------------------                         -------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)

            5100 Poplar Avenue, Suite 2100, Memphis, Tennessee 38137
  ---------------------------------------------------------------------------
                    (Address of principal executive offices)
                                  901-683-7868
  ---------------------------------------------------------------------------
                           (Issuer's telephone number)

  ---------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court     [ ] Yes [ ] No

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                     Outstanding at July 31, 1996
- ---------------------------------------------------------------------------
 Common Stock, $0.06 par value                   4,969,552

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1996


                         PART 1 - FINANCIAL INFORMATION


            Index to Financial Information:                   Page
                                                             ------

            Item 1:
                   Condensed Consolidated Balance Sheets
                   as of  June 30, 1996 and December 31,
                   1995                                          3

                   Condensed Consolidated Statements of
                   Operations for the Three Months Ended
                   June 30, 1996 and 1995                        4

                   Condensed Consolidated Statements of
                   Operations for the Six Months Ended
                   June 30, 1996 and 1995                        5

                   Condensed Consolidated Statements of
                   Cash Flows for the Six Months Ended
                   June 30, 1996 and 1995                        6

                   Notes to Condensed Consolidated
                   Financial Statements                          7

            Item 2:

                   Managements Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                   10

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (unaudited)

                  Assets                              1996               1995
Current Assets:
   Cash                                           $  5,489,416       2,735,556
   Accounts receivables, net of allowances
     for contractual adjustments and
     doubtful accounts of $1,925,785 and
     $1,680,052 in 1996 and 1995, respectively       4,142,442       3,785,063
   Other receivables                                   630,887         617,585
   Prepaid expenses                                    569,402         268,964
                                                  ------------    ------------
          Total current assets                      10,832,147       7,407,168

Equipment, furniture and fixtures                   10,078,313       8,754,219
Accumulated depreciation                            (5,593,282)     (5,145,756)
                                                  ------------    ------------
          Net equipment, furniture and fixtures      4,485,031       3,608,463

Intangible assets from acquisition, net of
     amortization of $222,506 and $83,858 in
     1996 and 1995, respectively                     3,590,678         452,532
Other assets                                           454,892         272,232
                                                  ------------    ------------
          Total assets                            $ 19,362,748      11,740,395
                                                  ============    ============
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses             2,347,899       3,306,203
   Claims liability                                  1,029,425       1,319,635
   Current installments of long-term debt            1,807,555       1,555,406
   Current installments of subordinated debt           393,280               0
                                                  ------------    ------------
          Total current liabilities                  5,578,159       6,181,244

Long-term debt, excluding current
     installments                                    1,345,237       1,597,904
Subordinated debt, excluding current
    installments                                     1,474,412               0
                                                  ------------    ------------
          Total liabilities                          8,397,808       7,779,148

Stockholders' equity:
   Common stock                                        282,964         282,369
   Preferred stock                                   6,546,237               0
   Additional paid in capital                       12,158,193      12,047,891
   Accumulated deficit                              (8,022,454)     (8,369,013)
                                                  ------------    ------------
          Total stockholders' equity                10,964,940       3,961,247
                                                  ------------    ------------

          Total liabilities and stockholders'
            equity                                $ 19,362,748      11,740,395
                                                  ============    ============

     See accompanying notes to condensed consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three months Ended June 30, 1996 and 1995
                                   (unaudited)

                                                       1996              1995

Center net revenues                              $  6,187,831      $  5,091,997
Managed care revenues                               3,586,677         2,630,352
Supply and equipment sales                            583,315           478,310
Management and other revenues                         104,672           209,819
                                                 ------------      ------------

          Total revenues                           10,462,495         8,410,478

Center operating expenses                           5,144,917         4,466,260
Eye care claims                                     2,898,670         2,027,010
Cost of sales                                         424,614           469,259
Provision for doubtful accounts                       134,402            53,035
Selling, general, administrative and
   development expenses                             1,439,315         1,174,690
                                                 ------------      ------------

          Earnings from operations                    420,577           220,224

Non-operating revenue (expenses):
   Interest expense                                  (179,182)          (73,980)
   Interest and other revenue                          55,935            54,012
                                                 ------------      ------------

          Earnings before income taxes                297,330           200,256

Income tax expense                                          0                 0
                                                 ------------      ------------

          Net earnings                           $    297,330      $    200,256
                                                 ============      ============


Earnings per common share                        $       0.05      $       0.04
                                                 ============      ============

















     See accompanying notes to condensed consolidated financial statements.

                        OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 Six Months Ended June 30, 1996 and 1995
                                   (unaudited)

                                                       1996              1995

Center net revenues                              $ 11,103,161      $  9,754,973
Managed care revenues                               6,920,540         5,295,456
Supply and equipment sales                          1,075,093           845,532
Management and other revenues                         261,428           388,245
                                                 ------------      ------------

          Total revenues                           19,360,222        16,284,206

Center operating expenses                           9,646,255         8,653,570
Eye care claims                                     5,399,637         4,023,317
Cost of sales                                         778,432           808,564
Provision for doubtful accounts                       178,308           192,023
Selling, general, administrative and
   development expenses                             2,756,057         2,232,681
                                                 ------------      ------------

          Earnings from operations                    601,533           374,051

Non-operating revenue (expenses):
   Interest expense                                  (294,853)         (142,110)
   Interest and other revenue                         112,779            77,248
                                                 ------------      ------------

          Earnings before income taxes                419,459           309,189

Income tax expense                                          0                 0
                                                 ------------      ------------

          Net earnings                           $    419,459      $    309,189
                                                 ============      ============


Earnings per common share                        $       0.07      $       0.07
                                                 ============      ============
















     See accompanying notes to condensed consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1996 and 1995
                                   (unaudited)

                                                          1996            1995

Cash flows from operations:
   Net earnings                                      $   419,459        309,189
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
    Depreciation and amortization                        548,755        544,958
    Provision for doubtful accounts                      178,308        192,023
    (Increase) decrease in:
      Receivables                                       (439,781)      (276,949)
      Prepaids and other assets                         (414,987)      (496,521)
    Increase (decrease) in:
      Accounts payable and accrued expenses             (971,912)       123,445
      Eye care claims payable                           (290,210)       590,278
                                                     -----------    -----------

Net cash provided by (used in)
   operating activities                                 (970,368)       986,423

Cash flows from investing activities:
  Capital expenditures                                  (471,245)      (750,938)
  Acquisition of Tallahasse, FL practice              (2,062,571)             0
  Acquisition of Nashville, TN practice                  (64,145)             0
  Other                                                        0        (64,460)
                                                     -----------    -----------

Net cash used in investing activities                 (2,597,961)      (815,398)

Cash flows from financing activities:
  Proceeds from issuance of preferred stock            6,546,237              0
  Net change in long-term debt                           (91,740)       148,293
  Net change in subordinated debt                       (132,308)             0
                                                     -----------    -----------

Net cash provided by financing
  activities                                           6,322,189        148,293
                                                     -----------    -----------

Net increase in cash                                   2,753,860        319,318

Cash at beginning of period                            2,735,556      2,238,782
                                                     -----------    -----------

Cash at end of period                                $ 5,489,416      2,558,100
                                                     ===========    ===========








     See accompanying notes to condensed consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




1.      Accounting Policies
- ---------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1995, as set forth in the annual consolidated financial statements of Omega Health Systems, Inc. Certain prior year interim balances have been reclassified to conform to the 1996 presentation. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six month period ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.


2.      Earnings Per Share
- --------------------------

Earnings per common share for 1996 and 1995 were computed by dividing the earnings or losses by the weighted average number of common and common equivalent shares outstanding during the quarter (4,882,929 and 4,807,842, respectively) and the six month period (4,872,065 and 4,802,188, respectively).

3.      Acquisitions
- -------------------

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

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




The following sets forth certain pro forma financial information as if the acquisition of the assets of the Garland practice and the stock of the surgery center had been completed as of January 1, 1996 and January 1, 1995:

                                                     1996            1995
    Revenues                                     $20,144,624     17,959,394
    Net earnings                                     449,710        399,141
    Net earnings per common share                        .08            .08


4.      Bridge Financing
- ------------------------

In connection the Garland acquisition (see note 3), the Company obtained bridge financing in the form of a 12% $2.5 million subordinated note. The financing was obtained from an affiliate of the Company's chairman of the board. The note was repaid June 12, 1996 with the proceeds of the sale of preferred stock.

5.      Issuance of Preferred Stock
- -----------------------------------

On May 17, 1996, the Company completed the sale of $7,290,000 in convertible preferred stock. Subject to certain limitations, the preferred stock is convertible into common stock at an exercise price equal to the lesser of $5.75 or 85% of the average bid price of the common stock at the time of conversion. The preferred stock has a dividend rate of 8%, which is paid in the form of common stock at the time of conversion. The preferred stock automatically converts at the end of three years if not already converted. In addition, the investors received warrants to purchase approximately 634,000 additional shares at an exercise price of $5.75.

The net proceeds were approximately $6.55 million and were used to repay the bridge financing incurred in the Tallahassee practice acquisition. The remainder of the proceeds will be used to finance future acquisitions of eye care practices and for working capital.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



6.       Contingencies
- ----------------------

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the quarter ended June 30, 1996 increased $2,052,000 or 24% over revenues for the corresponding period of the prior year. Total revenues for the six months ended June 30, 1996 increased $3,076,000 over the same period in 1995.

Center net revenues increased $1,096,000 or 21% for the quarter and $1,348,000 or 14% for the six months compared to the same periods in 1995. This increase came in spite of reductions in Medicare reimbursement for many procedures performed by ophthalmologists, which took effect January 1, 1996. In addition, the Company's center operations were negatively affected by weather-related closings in the first quarter of 1996. The increase resulted primarily from the addition of the practice in Tallahassee, Florida purchased late in the first quarter of 1996. Center operating expenses rose 15% or $314,000 for the quarter and 11% or $993,000 for the six months. The increase in center operating expenses reflected, in part, the facility expansions made by the centers in Nashville and Omaha in 1995, as well as the addition of the practice in Tallahassee.

The Company's managed care operations continued to experience growth with revenue increases of 36% or $956,000 for the quarter and 31% or $1,625,000 for the six months ended June 30, 1996. Claims expense also increased 43% during the quarter and 34% for the six months.

Supply and equipment sales increased $105,000 or 22% for the quarter and $230,000 or 27% for the six months ended June 30, 1996 over the same periods of 1995. This increase reflects the introduction of the mobile surgical program in the latter part of 1995.

Selling , general and administrative expenses increased approximately 23% in both the quarter and for the six months ended June 30, 1996 compared to the same periods of 1995. This increase reflects the expansion of operations at the Eye Health Network and the establishment of VisionAmerica Laser Centers as a new subsidiary in the first quarter of 1995.

Interest expense increased $105,000 during the quarter and $152,743 for the six months ended June 30, 1996 compared to the same periods of 1995. This increase reflects the lease financing entered into to finance equipment additions in 1995 and the subordinated financing incurred in 1996 in connection with acquisitions.

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

In connection with the Garland acquisition (see note 3), the Company obtained bridge financing in the form of a 12% $2.5 million subordinated note. The financing was obtained from an affiliate of the Company's chairman of the board. The note was repaid on June 12, 1996 with proceeds from the sale of convertible preferred stock.

Liquidity, Cash Flow and Capital Resources

For the six months ended June 30, 1996, the Company used $970,000 in cash in operating activities and $2,598,000 in investing activities. The Company generated $6,322,000 in cash from financing activities.

Cash flows from operations included significant adjustments for depreciation and amortization ($549,000) and provision for doubtful accounts ($178,000). Cash flows from operations were negatively affected by the working capital requirements associated with the two practice asset acquisitions completed during the quarter. Investing activities during the quarter included capital expenditures for equipment of $471,000 and the acquisition of the assets of ophthalmic practices in Nashville and Tallahassee.

Financing activities consisted of debt reduction and the issuance of convertible preferred stock. On May 17, the sale of $7,290,000 in convertible preferred stock was completed. Subject to certain limitations, the preferred stock is convertible into common stock at an exercise price equal to the lesser of $5.75 or 85% of the average bid price of the common stock at the time of conversion. The preferred stock has a dividend rate of 8%, which is paid in stock at the time of conversion. In addition, the investors received warrants to purchase an additional 634,000 shares at an exercise price of $5.75. The net proceeds were $6,546,000 and was used to repay the bridge financing from the Tallahassee acquisition and the remainder will be used to finance the acquisition of eye care practices and working capital.

       PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.
           Not Applicable.

Item 2.    Changes in Securities.
                On May 17, 1996, the Registrant issued 729 shares of its Series A preferred stock. The preferred stock has a coupon dividend rate of 8%, which is payable in common stock at the time of conversion. The preferred stock was issued at $10,000 per share and is convertible into common stock at the lessor of $5.75 or 85% of the average bid price for the common stock over the five days preceding conversion. The preferred stock automatically converts at the end of three years if not previously converted. The preferred stock has a liquidation preference.

Item 3.    Defaults Upon Senior Securities.
           Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.
           Not Applicable.

Item 5.    Other Information.
           Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K.
           (a) Exhibits:
                 (11)  Statement re computation of per share earnings.
                 (27)  Financial Data Schedule (Electronic filing only)
           (b) Reports on Form 8-K:
                The Company filed a current report on Form 8-K on May 31, 1996. The Form 8-K reported Item 5 Other Events in connection with the sale of convertible preferred stock.

                                   SIGNATURES


           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     OMEGA HEALTH SYSTEMS, INC.
                     -----------------------------------------
                     Registrant


           August 14, 1996       By \s\ Ronald L. Edmonds
                                ----------------------------------------------
                                Ronald L. Edmonds
                                Senior Vice President and
                                Chief Financial Officer

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                       For the Quarter Ended June 30, 1996


                                     EXHIBIT


           Index to Exhibit:                                         Page
                                                                   --------

           (11)  Computation of Earnings Per Common Share              16