Form 10-Q
period 1996-09-30
OMEGA HEALTH SYSTEMS INC
filed 1996-11-14
CIK 864902

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the quarter ended    September 30, 1996
                                 ------------------------------------------
or
[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       ACT
        For the transition period from                     to
                                          ---------------------------------

        Commission File Number:  0-19283
                                 --------------------------
                        Omega Health Systems, Inc.
  ---------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

        Delaware                                         13-3220466
-------------------------                         -------------------------
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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                     Outstanding at October 31, 1996
---------------------------------------------------------------------------
 Common Stock, $0.06 par value                    6,862,788

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    For the Quarter Ended September 30, 1996


                         PART 1 - FINANCIAL INFORMATION



         Index to Financial Information:                                Page
                                                                       -------

         Item 1:
                  Condensed Consolidated Balance Sheets
                  as of  September  30, 1996 and December 31,
                  1995                                                      3

                  Condensed Consolidated Statements of
                  Operations for the Three Months Ended
                  September 30, 1996 and 1995                               4

                  Condensed Consolidated Statements of
                  Operations for the Nine Months Ended
                  September 30, 1996 and 1995                               5

                  Condensed Consolidated Statements of
                  Cash Flows for the Nine Months Ended
                  September 30, 1996 and 1995                               6

                  Notes to Condensed Consolidated
                  Financial Statements                                      7

         Item 2:

                  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                9

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (unaudited)

                           ASSETS                              1996            1995
Current Assets:
   Cash                                                   $  3,253,771       2,735,556
   Accounts receivable, net of allowances
     for contractual adjustments and
     doubtful accounts of $2,977,057 and
     $1,680,052 in 1996 and 1995, respectively               5,497,846       3,785,063
   Other receivables                                           871,076         617,585
   Prepaid expenses                                            520,896         268,964
                                                          ------------    ------------
            Total current assets                            10,143,589       7,407,168
Equipment, furniture and fixtures                           11,482,560       8,754,219
Accumulated depreciation                                    (5,786,916)     (5,145,756)
                                                          ------------    ------------
            Net equipment, furniture and fixtures            5,695,644       3,608,463
Intangible assets from acquisition, net of
     amortization of $300,914 and $83,858 in
     1996 and 1995, respectively                            10,301,674         452,532
Other assets                                                   468,932         272,232
                                                          ------------    ------------
            Total assets                                  $ 26,609,839      11,740,395
                                                          ============    ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                     2,360,595       3,306,203
    Claims liability                                           831,868       1,319,635
   Current installments of long-term debt                    2,554,405       1,555,406
   Current installments of subordinated debt                   393,280               0
                                                          ------------    ------------
            Total current liabilities                        6,140,148       6,181,244
Long-term debt, excluding current
     installments                                            4,457,310       1,597,904
Subordinated debt, excluding current
    installments                                             1,387,800               0
                                                          ------------    ------------
            Total liabilities                               11,985,258       7,779,148
Minority Interest                                               14,594
Stockholders' equity:
   Common stock                                                408,777         282,369
   Preferred stock                                             753,395               0
   Additional paid in capital                               21,161,785      12,047,891
   Accumulated deficit                                      (7,713,970)     (8,369,013)
                                                          ------------    ------------
            Total stockholders' equity                      14,609,987       3,961,247
                                                          ------------    ------------

             Total liabilities and stockholders' equity   $ 26,609,839      11,740,395
                                                          ============    ============





     See accompanying notes to condensed consolidated financial statements.
                                       3

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three months Ended September 30, 1996 and 1995
                                   (unaudited)

                                                          1996          1995

Center net revenues                                $  6,683,769    $  5,148,394
Managed care revenues                                 3,791,035       2,587,213
Supply and equipment sales                              536,364         473,504
Management and other revenues                            94,756         171,906
                                                   ------------    ------------

             Total revenues                          11,105,924       8,381,017

Center operating expenses                             5,666,910       4,495,301
Eye care claims                                       2,971,293       2,068,487
Cost of sales                                           352,043         386,700
Provision for doubtful accounts                         143,307          99,145
Selling, general, administrative and
   development expenses                               1,494,037       1,224,141
                                                   ------------    ------------

             Earnings from operations                   478,334         107,243

Non-operating revenue (expenses):
   Interest expense                                    (125,626)        (56,881)
   Interest and other revenue                            72,255         113,916
                                                   ------------    ------------

             Earnings before minority interest          424,963         164,278

Minority interest in net income of majority-owned
  partnership                                           (14,594)              0

             Earnings before income taxes               410,369         164,278

Income tax expense                                            0               0
                                                   ------------    ------------

             Net earnings                          $    410,369    $    164,278
                                                   ============    ============

Earnings per common share                          $       0.06    $       0.03
                                                   ============    ============







     See accompanying notes to condensed consolidated financial statements.
                                       4

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1996 and 1995
                                   (unaudited)

                                                         1996            1995

Center net revenues                                $ 17,786,930    $ 14,903,367
Managed care revenues                                10,711,575       7,882,669
Supply and equipment sales                            1,611,457       1,335,671
Management and other revenues                           356,184         560,151
                                                   ------------    ------------

             Total revenues                          30,466,146      24,681,858

Center operating expenses                            15,313,165      13,259,771
Eye care claims                                       8,370,930       6,091,804
Cost of sales                                         1,130,475       1,100,999
Provision for doubtful accounts                         321,615         291,168
Selling, general, administrative and
   development expenses                               4,250,094       3,456,822
                                                   ------------    ------------

             Earnings from operations                 1,079,867         481,294

Non-operating revenue (expenses):
   Interest expense                                    (420,479)       (198,991)
   Interest and other revenue                           185,034         191,164
                                                   ------------    ------------

             Earnings before minority interest          844,422         473,467

Minority interest in net income of majority-owned
   partnership                                          (14,594)              0

             Earnings before income taxes               829,828         473,467

Income tax expense                                            0               0
                                                   ------------    ------------

             Net earnings                          $    829,828    $    473,467
                                                   ============    ============


Earnings per common share                          $       0.13    $       0.10
                                                   ============    ============

     See accompanying notes to condensed consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1996 and 1995
                                   (unaudited)

                                                          1996           1995
Cash flows from operations:
   Net earnings                                      $   829,828        473,467
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
    Depreciation and amortization                        883,639        859,166
    Provision for doubtful accounts                      321,615        291,168
    Minority Interest in partnerships                     14,594
    (Increase) decrease in:
      Receivables                                     (1,196,106)      (657,433)
      Prepaids and other assets                         (627,355)      (334,368)
    Increase (decrease) in:
      Accounts payable and accrued expenses           (1,011,521)      (108,528)
      Eye care claims payable                           (487,767)       692,223
                                                     -----------    -----------

Net cash provided by (used in)
   operating activities                               (1,273,073)     1,215,695

Cash flows from investing activities:
  Capital expenditures                                  (561,559)    (1,581,354)
  Acquisition of Tallahasse, FL practice              (2,077,205)             0
  Acquisition of Nashville, TN practice                  (64,145)             0
  Acquisition of Dallas, TX practice                  (4,872,726)             0
  Other                                                  (75,000)       (64,772)
                                                     -----------    -----------

Net cash used in investing activities                 (7,650,635)    (1,646,126)

Cash flows from financing activities:
  Proceeds from issuance of preferred stock            6,538,413              0
  Proceeds from issuance of common stock                   2,500              0
  Net change in long-term debt                         3,119,930        757,959
  Net change in subordinated debt                       (218,920)             0
                                                     -----------    -----------
Net cash provided by financing
  activities                                           9,441,923        757,959
                                                     -----------    -----------

Net increase in cash                                     518,215        327,528

Cash at beginning of period                            2,735,556      2,238,782
                                                     -----------    -----------

Cash at end of period                                $ 3,253,771      2,566,310
                                                     ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1995, as set forth in the annual consolidated financial statements of Omega Health Systems, Inc. Certain prior year interim balances have been reclassified to conform to the 1996 presentation. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine month period ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.


2.  Earnings Per Share

Earnings per common share for 1996 and 1995 were computed by dividing the earnings or losses by the weighted average number of common and common equivalent shares outstanding during the quarter (5,599,138 and 4,811,318, respectively) and the nine month period (5,114,445 and 4,800,211, respectively).

3.  Acquisitions

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

In connection the Garland acquisition , the Company obtained bridge financing in the form of a 12% $2.5 million subordinated note. The financing was obtained from an affiliate of the Company's chairman of the board. The note was repaid June 12, 1996 with the proceeds of the sale of preferred stock.

On September 10, 1996, the Company completed the acquisition of substantially all of the net assets of EyeCare and SurgeryCenter of North Texas, P.A. and ECSC

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Retina, P.A., two Dallas, Texas, professional associations which practice ophthalmology in exchange for 771,429 shares of the Registrant's common stock. Omega Health Systems of North Texas, Inc. will manage the practices pursuant to long-term management agreements.

Also on September 10, 1996, a subsidiary of the Company, and SurgEyeCare, Inc. entered into a partnership agreement to form SurgEyeCare General Partnership (the "Partnership"). Under the terms of the partnership agreement, the Company contributed $4,550,000 cash to the Partnership and SurgEyeCare, Inc. contributed assets with an agreed value of $6,100,000. After the initial capital contributions, the Partnership distributed $4,476,438 in cash to SurgEyeCare, Inc. After these transactions, the owns Company owns a 75% interest in the Partnership and SurgEyeCare, Inc. owns a 25% interest. Under the terms of the partnership agreement, the subsidiary of the Company is designated as managing partner.

The Company financed the contribution to the Partnership, in part, with the proceeds of a $3,280,000 acquisition term loan from a commercial bank. The loan bears interest at the bank's prime rate plus 50 basis points and is due in 48 monthly installments of principal and interest.

The following sets forth certain pro forma financial information for the nine months ended September 30, 1996 and 1995 as if the Tallahassee and Dallas transactions had been completed as of January 1, 1996 and January 1, 1995:

                                                1996        1995
    Revenues                               $35,088,000   30,651,000
    Net earnings                             1,260,000    1,094,000
    Net earnings per common share                  .22          .20

4.  Issuance of Preferred Stock

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

The net proceeds were approximately $6.55 million and were used to repay the bridge financing incurred in the Tallahassee practice acquisition, to finance a portion of the cost of the Dallas transaction and for working capital.

5.  Contingencies

Omega is engaged in the business of providing support and management services to the eye care profession, which subjects it to intense federal and state regulation. Both state and federal laws prohibit fee splitting and other forms of compensation based on patient referral. These regulations may, in the future, be amended or interpreted in such a fashion as to adversely affect the business of Omega.
                                       8

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
Results of Operations

Revenues for the quarter ended September 30, 1996 increased $2,725,000 or 33% over revenues for the corresponding period of the prior year. Total revenues for the nine months ended September 30, 1996 increased $5,784,000 or 23% over the same period in 1995.

Center net revenues increased $1,536,000 or 30% for the quarter and $2,884,000 or 19% for the nine months compared to the same periods in 1995. This increase came in spite of reductions in Medicare reimbursement for many procedures performed by ophthalmologists, which took effect January 1, 1996. In addition, the Company's center operations were negatively affected by weather-related closings in the first quarter of 1996. The increase resulted from the addition of the practice in Tallahassee, Florida purchased late in the first quarter of 1996 and the Dalllas, Texas practice added in September 1996 as well as increases in revenues of practices managed in both 1995 and 1996 ("same stores" of 4% for the quarter and 6% for the nine months. Center operating expenses rose 27% or $1.198,000 for the quarter and 16% or $2,080,000 for the nine months. The increase in center operating expenses reflected, in part, the facility expansions made by the centers in Nashville and Omaha in 1995, as well as the addition of the practice in Tallahassee and Dallas practices. Costs have risen at a lower rate than revenues despite the significant volume increases that have produced the "same stores" revenue growth in a declining reimbursement environment.

The Company's managed care operations continued to experience growth with revenue increases of 47% or $1,204,000 for the quarter and 36% or $2,829,000 for the nine months ended September 30, 1996. Claims expense also increased 44% during the quarter and 37% for the nine months.

Supply and equipment sales increased $62,000 or 13% for the quarter and $275,000 or 21% for the nine months ended September 30, 1996 over the same periods of 1995. These increase reflects the introduction of the mobile surgical program in the latter part of 1995. In addition, a higher proportion of supply and equipment sales relate to the mobile surgical program in 1996, partially resulting in the higher margins realized in 1996.

Selling , general and administrative expenses increased approximately 22% for the quarter and 23% for the six months ended June 30, 1996 compared to the same periods of 1995. This increase reflects the expansion of operations at the Eye Health Network, the establishment of VisionAmerica Laser Centers as a new subsidiary in the first quarter of 1995 and development costs as the Company began to expand its acquisition program.

Interest expense increased $69,000 during the quarter and $221,000 for the nine months ended September 30, 1996 compared to the same periods of 1995. This increase reflects the lease financing entered into to finance equipment additions in 1995 and the subordinated and bank financing incurred in 1996 in connection with acquisitions.

Acquisitions

On January 2, 1996, the Company completed the acquisition of the stock of Warren
R. Berrie, MD, PC, of Nashville, Tennessee. This acquisition included substantially all of the assets of the medical practice of Warren R. Berrie, MD. Simultaneously with the acquisition, the Company entered into a five year management agreement with Dr. Berrie.
                                       9

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (continued)

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

In connection with the Garland acquisition, the Company obtained bridge financing in the form of a 12% $2.5 million subordinated note. The financing was obtained from an affiliate of the Company's chairman of the board. The note was repaid on June 12, 1996 with proceeds from the sale of convertible preferred stock.

On September 10, 1996, the Company completed the acquisition of substantially all of the net assets of EyeCare and SurgeryCenter of North Texas, P.A. and ECSC Retina, P.A., two Dallas, Texas, professional associations which practice ophthalmology in exchange for 771,429 shares of the Registrant's common stock. Omega Health Systems of North Texas, Inc. will manage the practices pursuant to long-term management agreements.

Also on September 10, 1996, a subsidiary of the Company, and SurgEyeCare, Inc. entered into a partnership agreement to form SurgEyeCare General Partnership (the "Partnership"). Under the terms of the partnership agreement, the Company contributed $4,550,000 cash to the Partnership and SurgEyeCare, Inc. contributed assets with an agreed value of $6,100,000. After the initial capital contributions, the Partnership distributed $4,476,438 in cash to SurgEyeCare, Inc. After these transactions, the owns Company owns a 75% interest in the Partnership and SurgEyeCare, Inc. owns a 25% interest. Under the terms of the partnership agreement, the subsidiary of the Company is designated as managing partner.

Liquidity, Cash Flow and Capital Resources

For the nine months ended September 30, 1996, the Company used $1,273,000 in cash in operating activities and $7,651,000 in investing activities. The Company generated $9,442,000 in cash from financing activities.

Cash flows from operations included significant adjustments for depreciation and amortization ($883,000) and provision for doubtful accounts ($322,000). Cash flows from operations were negatively affected by the working capital requirements associated with the three practice asset acquisitions completed during the nine months. Investing activities during the period included capital expenditures for equipment of $562,000 and the acquisition of the assets of ophthalmic practices in Nashville, Tallahassee and Dallas.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (continued)

Financing activities consisted of debt reduction, the proceeds of an acquisition term loan and the issuance of convertible preferred stock.

On May 17, the sale of $7,290,000 in convertible preferred stock was completed. Subject to certain limitations, the preferred stock is convertible into common stock at an exercise price equal to the lesser of $5.75 or 85% of the average bid price of the common stock at the time of conversion. The preferred stock has a dividend rate of 8%, which is paid in stock at the time of conversion. In addition, the investors received warrants to purchase an additional 634,000 shares at an exercise price of $5.75. The net proceeds were approximately $6.5 million and were used to repay the bridge financing incurred in the Tallahassee practice acquisition, to finance a portion of the cost of the Dallas transaction and for working capital. As of September 30, 1996, approximately 90% of the preferred stock had been converted into common stock.

The Company financed the contribution to the Partnership, in part, with the proceeds of a $3,280,000 acquisition term loan from a commercial bank. The loan bears interest at the bank's prime rate plus 50 basis points and is due in 48 monthly installments of principal and interest.

The Company anticipates continuing an aggressive acquisition program which will require additional capital resources in the form of either debt or equity.

                         PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.
            Not Applicable.

Item 2.     Changes in Securities

Item 3.     Defaults Upon Senior Securities.
            Not Applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.
            The Company held its Annual Meeting on August 2, 1996. At the meeting, two directors, Donald A. Hood, O.D. and John D. Hunkeler, M.D. and were re-elected to three year terms on the board of directors, by votes of 3,071,312 for, none against and 7,157 abstaining. Other members of the board of directors who continue to serve are Andrew W. Miller, Ronald L. Edmonds, Thomas P. Lewis, Gerald E. Meltzer, M.D. and Herman L. Tacker, O.D.. John D. Hunkeler, M.D. submitted his resignation from the board of directors on October 28, 1996.

            At the meeting, shareholders also approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares to 25 million (25,000,000), by votes of 2,922,272 for, 64,107 against and 92,090 abstaining, approved the amendment to the 1995 Incentive and Non-qualified Stock Option Plan by increasing the number of shares reserved for issuance by 200,000, by votes of 3,013,359 for, 25,603 against and 39,507 abstaining, and ratified the authorization of the Audit Committee of the Board of Directors to select the Company's independent auditors for 1996, by votes of 3,051,710 for, 2,094 against and 24,665 abstaining.

Item 5.     Other Information.
            Not Applicable.

Item 6.     Exhibits and Reports on Form 8-K.

      (a)   Exhibits:
               (11)   Statement re: computation of per share earnings.
               (27)   Financial Data Schedule (Electronic filing only)
      (b)   Reports on Form 8-K:
               The Company filed a current report on Form 8-K on September 25, 1996. The Form 8-K reported Item 1 Acquisition or Disposition of Assets in connection with the acquisition of substantially all of the assets of EyeCare and SurgeryCenter of North Texas, P.A. and the formation of SurgEyeCare General Partnership.

                                  SIGNATURES


           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     OMEGA HEALTH SYSTEMS, INC.
                     -----------------------------------------
                     Registrant


           November 13, 1996    By \s\ Ronald L. Edmonds
                                ----------------------------------------------
                                Ronald L. Edmonds
                                Senior Vice President and
                                Chief Financial Officer