Form 10-K
period 1996-12-31
OMEGA HEALTH SYSTEMS INC
filed 1997-04-15
CIK 864902

================================================================================
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

                                       OR

   [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 0-19283

                           OMEGA HEALTH SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                         13-3220466
-------------------------                         -------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)

                        5100 Poplar Avenue, Suite 2100
                           Memphis, Tennessee 38137
             -----------------------------------------------------
             (Address of principal executive offices and Zip Code)

         Issuer's telephone number, including area code: (901) 683-7868

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                              Title of each class
                         ----------------------------
                         Common Stock, $.06 par value

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---
      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

================================================================================

      The registrant's revenues for the twelve months ended December 31, 1996 were $42,737,193.

            The aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant as of March 1, 1997 is approximately $41,181,000. (For purposes of this calculation only, all executive officers and directors are classified as affiliates.)

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                     CLASS                   OUTSTANDING AT MARCH 1, 1997
          ----------------------------       ----------------------------
          Common Stock, $.06 par value                6,877,312


                       DOCUMENTS INCORPORATED BY REFERENCE

      Documents incorporated by reference and the part of Form 10-K into which the document is incorporated:

 Portions  of the Proxy  Statement  relating  to the 1997  Annual  Meeting  of
Registrant's Shareholders...........................................  Part III.

                                    PART I

ITEM 1.  BUSINESS

THE COMPANY

      Omega Health Systems, Inc. ("Omega" or the "Company") was incorporated in the State of Delaware in 1984 as OcuSystems, Inc. In 1988 the Company merged with Omega Health Services, Inc. and changed its name to Omega Health Systems, Inc. Effective March 31, 1994 the Company acquired all of the stock of Eye Health Network, Inc. ("EHN"), in exchange for 787,500 shares of Company common stock, in a transaction accounted for as a pooling of interests. Prior period financial information has been restated to reflect this consolidation.

      The Company is an integrated eye care services company providing a full range of services to optometry and ophthalmology practices, including management services, managed care programs, purchasing and marketing services and practice acquisition opportunities.

      The Company or a wholly-owned subsidiary currently owns 14 eye care centers and provides management services to one independent ophthalmic practice pursuant to management agreement (collectively, the "Centers"), from which ophthalmologists provide medical and surgical care to patients having disorders of the eye, including four ambulatory surgical centers adjacent to Centers owned by the Company. The Centers have 25 full-time locations and provides services in 44 satellite locations for a total of 69 locations in 10 states. The Company's Centers emphasize professional interrelationships between ophthalmologists and optometrists for the co-management of patient care. Each of the Centers provides medical and surgical support services for one or more ophthalmic practices pursuant to management agreements. A total of 33 ophthalmologists and 26 optometrists are associated with the Centers. The Company's activities are restricted to providing support to medical professionals. The Company does not provide medical care to patients.

      EHN, with principal offices in Denver, Colorado, develops and administers managed care networks of optometrists, ophthalmologists and surgical facilities for health maintenance organizations and other third-party payors. At March 1, 1997, EHN had managed care contracts covering approximately 2.0 million lives, with provider networks or other arrangements in all fifty states.

MERGERS, ACQUISITIONS AND DIVESTITURES

      See "The Company" above for information about the Company's acquisition of EHN in March 1994. In December 1994 thirteen ophthalmology practices that are members of Windsor National Associates, Inc. ("Windsor") paid approximately $725,000 for Company common stock and warrants. The proceeds were used to support the expansion of EHN's managed care activities. In addition, eleven of these practices entered into management services agreements with EHN and underwrote $550,000 of initial fees to EHN under these service agreements.

      On January 2, 1996, the Company completed the acquisition of the assets of an ophthalmology practice located in Nashville, Tennessee. The consideration for the acquisition consisted of $50,000 in cash and a $600,000 7% convertible subordinated note due in 60 monthly installments.

      On March 13, 1996, the Company acquired the assets of an ophthalmology practice known as Capital Eye Center located in Tallahassee, Florida and entered into a long-term management agreement with the selling physician's professional corporation. In addition, the Company acquired all of the stock of an ambulatory surgery center associated with the practice known as Capital Eye Surgery Center. The total consideration for these transactions included cash of $2 million and a $1.4 million 7% convertible subordinated note due in 60 monthly installments.

      On September 10, 1996, the Company completed the acquisition of substantially all of the net assets of EyeCare and SurgeryCenter of North Texas, P.A. and ECSC Retina, P.A., two Dallas, Texas professional associations which practice ophthalmology, in exchange for 771,429 shares of Company common stock. Omega Health Systems of North Texas, Inc. manages the practices pursuant to long-term management agreements. Also on September 10, 1996, a subsidiary of the Company and SurgEyeCare, Inc. entered into a partnership agreement to form SurgEyeCare General Partnership (the "Partnership"). Under the terms of the partnership agreement, the Company contributed $4,550,000 cash to the Partnership and SurgEyeCare, Inc. contributed assets with an agreed value of $6,100,000. After the initial capital contributions, the Partnership distributed $4,476,438 in cash to SurgEyeCare, Inc. After these transactions, the Company owns a 75% interest in the Partnership and SurgEyeCare, Inc. owns a 25% interest. Under the terms of the partnership agreement, the subsidiary of the Company is designated as managing partner. The Company financed the contribution to the Partnership, in part, with the proceeds of a $3,280,000 acquisition term loan from a commercial bank, which was refinanced in February 1997.

RECENT DEVELOPMENTS

      On March 5, 1997 the Company completed the acquisition of the assets of the ophthalmology practice of Sarah J. Hays, M.D. of Birmingham, Alabama. Simultaneously with the acquisition, the Company entered into a long-term management agreement with Dr. Hays' professional corporation. The assets were acquired in exchange for 108,081 shares of the Company's common stock and $859,500 in cash.

EYE CARE CENTERS

      The Company owns Centers in which ophthalmologists conduct their practice. In the case of one managed practices, the ophthalmologist owns both the practice and the Center. Each Center is operated through the joint efforts of an ophthalmologist ("Medical Director") and an optometrist ("Center Director") who coordinates the respective skills of the two professions. The Medical Director is responsible for all medical decisions affecting patient care. Additionally, the Medical Director, in coordination with the Center Director, establishes ongoing continuing education programs, patient support and other programs for the benefit of the participating optometrists and other health care professionals. The Center Director manages the Center's day-to-day operations and coordinates patient care provided by the Center with input provided by, and in a fashion consistent with, the continuing patient relationship held by primary health care providers. The Center Director generally does not provide optometry services such as primary care, a category that includes eye exams and the sale of spectacles and contact lenses. Because each Center provides only secondary and tertiary patient eye care, any needed primary care including eye exams, prescriptions, and the preparation of corrective lenses and contacts are provided by primary eye care providers.

      Typically, the Company's Centers are in 3,000 to 4,000 square feet of leased space, containing approximately four examination rooms, specialty areas for lasers, fundus photography and administrative offices. In addition to the Medical Director and Center Director, the Center's staff typically includes a business office manager and both administrative and medical support personnel. Depending upon the medical procedure required, many surgeries are conducted at nearby hospitals and ambulatory surgical centers. Among the more common surgical procedures are: cataract surgery, glaucoma surgery, laser procedures for retinal and glaucomatous conditions, eye lid surgery, cosmetic surgery, corneal surgery, strabismus surgery, retina surgery and refractive surgery.

      Each of the Company's Centers has entered into an agreement with its Medical Director. The agreement includes a term of three to ten years initial duration with extensions thereafter. Pursuant to the agreement, the Company provides support to the Medical Director, which typically includes the physical facility, ophthalmic equipment, administrative and medical personnel, center working capital, insurance, continuing education, billing and collection systems, accounting, administration, and marketing support. The Medical Director pays the Company a fee from his/her medical practice, out of which the Company pays all expenses of the Center's operations. The Company is responsible for billing and collection on behalf of the Medical Director, including the administration of third party reimbursement claims. The Company's revenues and the receipt of revenues from the Medical Director are subject to numerous
                                       4
factors  beyond  the  Company's  control,   including  the  timing  of  Medicare
reimbursements, the number and type of procedures performed by the Medical Director, and the amount of reimbursement permitted by Medicare for procedures performed. Conversely, while the receipt of revenues cannot be controlled by the Company, the expenses of operating the Center and providing support to the Medical Director remain relatively constant.

      The table below lists the name and location of each Center and the date the Center was opened or acquired.

================================================================================
           NAME AND LOCATION OF EYE CARE CENTER             DATE OPENED
                                                            OR ACQUIRED
================================================================================

Omega Eye Care Center; Albuquerque, NM                         11/87

Capital Eye Consultants; Fairfax, VA                            4/88

Omaha Eye Institute[1];Omaha, NE                                4/88

Omega Eye Center; Jackson, TN                                   5/88

Omega Eye Care Center; Birmingham, AL                           6/89

Omega Eye Center [2] ; El Paso, Texas                           8/89

Southern Eye Associates; Memphis, TN                            1/90

VisionAmerica; Nashville, TN                                    9/90

Eye Associates of Houston; Houston, TX                          5/91

Omega Eye Associates [1]; Clearwater, FL                       01/92

Missouri Eye Institute; Springfield, MO                        01/92

Missouri Eye Institute; St. Louis, MO                          01/92

Capital Eye Center [1]; Tallahassee, FL                        03/96

EyeCare and SurgeryCenter of North Texas[1]; Dallas, TX         9/96

Omega Eye Associates of Birmingham; Birmingham, AL              3/97
================================================================================

[1]   The Center maintains an ambulatory surgical unit at this location.
[2]   This Center is a managed practice.

================================================================================
================================================================================

MANAGED CARE

      The Company's wholly-owned subsidiary, EHN, is involved in various phases of eye care managed care programs. EHN develops and administers managed care networks of eye care providers, including optometrists and ophthalmologists, and surgical facilities. EHN provides medical and surgical vision care plans to self-insured groups (corporations, trust funds and association groups), insured groups (insurance companies and HMO's) and third-party entities (preferred provider organizations, exclusive provider organizations, physician hospital organizations, benefit consultants, and brokers). Currently covering 2.0 million lives, EHN is now providing eye care through its networks or other arrangements in all 50 states.

OPHTHALMIC SUPPLIES AND EQUIPMENT SALES

      Omega Medical Services, Inc. ("OMS"), incorporated in the State of Tennessee in 1991 and a wholly-owned subsidiary of the Company, is the purchasing and supply arm of the Company. OMS offers high quality ophthalmic supplies and equipment at a reasonable cost to participating physicians, patients and facility partners. This service leverages the collective purchasing strengths of all Omega participants with a national panel of over 150 vendors to secure products and services. OMS also operates a mobile surgical service which provides ophthalmic surgical equipment and supplies to surgical facilities, including hospitals and ambulatory surgery centers on a per-case basis. Optometrists and ophthalmologists affiliated with Omega's other divisions, as well as 22 hospitals and 23 ambulatory surgery centers in 20 states currently have access to the benefits provided by OMS. OMS allows the Company to maintain quality control over the equipment and products used in patient care, while controlling costs for providers and payors. Revenues of OMS for the years ended December 31, 1996 and 1995 were $2,607,000 and $1,845,000, respectively.

DEVELOPMENT PLANS

      The Company proposes to expand through the purchase of the assets of ophthalmology practices, primarily in locations that complement existing Company operations. The Company currently has seven letters of intent covering proposed practice asset acquisition transactions, which are expected to be completed in the first half of 1997. The Company plans to develop surgical suites to support existing or new Centers where permitted by state law, and where, in its judgment, the characteristics of the surgical component of the practice would provide the potential for increased return on investment. These surgical centers would generally be located within the confines of the Center's physical facilities. The Company anticipates that it may open satellite surgical centers and clinics in the general vicinity of one or more Centers based upon the geographical and market conditions surrounding the Centers as well as other factors.

      The Company also intends to expand through additional managed eye care contracts and networks developed by EHN (See discussion of EHN on page 5) and through the continued expansion of OMS's mobile surgical service in markets served by Centers. In addition, the Company plans to expand the management services offered to independent optometry practices.

EXCIMER LASER SUPPORT

      The Company has organized a subsidiary, VisionAmerica Laser Centers, Inc. ("VisionAmerica") for the purpose of developing and supporting excimer laser programs for doctors affiliated with the Company. The excimer laser is used to perform a surgical procedure known as photorefractive keratectomy (PRK). Laser technology is an important element in a total eye health care delivery system, as over 100 million Americans are suffering from some form of refractive error (nearsightedness, farsightedness, astigmatism). About 70% of these people are currently under the care of an optometrist. Refractive surgery can provide sufficiently improved vision for most people, reducing or even eliminating their need for glasses or contact lenses. However, the cost of this technology makes it prohibitive for doctors and their patients without the cooperation of doctors, facilities and managers. VisionAmerica has as its goal ensuring that doctors affiliated with the Company have cost effective access to excimer laser equipment. In this role, VisionAmerica assists in negotiating access to excimer laser technology from facility partners, including hospitals, surgery centers and laser center companies. In addition, VisionAmerica provides comanagement education programs for PRK emphasizing the Company's corporate philosophy of cooperation between optometry and ophthalmology. VisionAmerica has a management agreement with Birmingham Refractive Associates, L.L.C.

COMPETITION

      There are other enterprises, both public and private, including well-known for-profit and not-for-profit companies and other organizations engaged in the management of medical and surgical services for diagnostic and therapeutic eye care treatment and the development and marketing of managed eye care programs, and acquisition programs related to physician practice management. Many of these enterprises have substantially greater capital, research and development, marketing, and human resources than the Company.

      Additionally, the Company, in its efforts to establish or acquire and operate Centers and Managed Practices, as well as expand its managed care operations, will be competing with existing practices and groups of practices of both ophthalmologists and optometrists as well as with formal and informal organizations of eye care professionals. The development of new treatments or procedures available to eye care professionals may constitute an additional form of competition, including the association of various eye care professionals through licensing or other forms of relationships.

GOVERNMENTAL REGULATION

      The Company is involved in the medical services industry, which is the subject of intense governmental regulation by both federal and state agencies. Complying with governmental regulations increases the expense and directly affects the way the Company is permitted to conduct its business. With regard to federal regulation, the Company is subject to the laws, rules and regulations which create and regulate federal Medicare and Medicaid programs (the "Medicare Laws"). The Medicare Laws regulate the medical services industry as it relates to federal government reimbursements for patient services, including ophthalmic services. The Medicare laws prohibit the offering, payment, solicitation or receipt of remuneration, directly or indirectly, for the referral of patients to receive services for which payment may be made under Medicare, Medicaid, and other federal programs. It is unlawful for health care providers to offer, pay, or accept any "remuneration" in return for the referral of a person for medical services covered under the Medicare or Medicaid programs, if the payment was intended to induce the referral.

      The Company monitors its business activity to assure compliance with applicable Medicare Laws. Medicare Laws and regulations thereunder are the subject of ongoing revisions, both through new laws, new regulations, and new interpretations of existing laws or regulations. The Department of Health and Human Services of the United States has enacted regulations pertaining to Medicare and Medicaid fraud and abuse, which regulations promulgate a "safe harbor" for certain activities and relationships of persons and entities providing health care services. The safe harbor provisions pertain to investment interests in large, publicly-traded companies, investment interests in smaller, privately-held entities, space rental, equipment rental, personal services and management contracts, sale of professional practice from one practitioner to another, referral services, warranties, discounts, bona fide employment arrangements, group purchasing organizations, and waiver of certain beneficiary co-insurance and deductible amounts. The Company does not believe that it is in violation of the Medicare Laws relating to fraud and abuse or otherwise. In the event that the Company or any of its subsidiaries were found to be in violation of such regulations, it could have a material adverse effect on the Company's business operations, income, and financial condition, which could involve criminal penalties and fines, exclusion from the Medicare system, and civil claims of third parties.

      A substantial portion of the revenues received by the Company's Centers and is dependent upon reimbursement from Medicare, Medicaid, or private insurance companies. The estimated percentages of revenues received from Medicare, Medicaid and private insurance reimbursements are 63%, 5%, and 26%, respectively. Medicare and Medicaid reimbursement is subject to guidelines established by the Health Care Financing Administration and, accordingly, may be subject to reduction or other changes not related to the actual costs of eye care procedures performed. Management believes that the current trend of reductions in allowance for various procedures performed in the Company's Centers may continue. Additionally, administrative expenses and reimbursement delays may, from time to time, be associated with third-party reimbursements.

      Medicare reimbursement rates for certain procedures performed by doctors associated with the Company were decreased in various amounts in January 1996 and again in January 1997. The reductions in 1997 are expected to be more modest than in 1996, however, additional reductions are expected in Medicare reimbursement in the future. If the Company is not able to offset these reductions by a combination of increases in volume and decreases in operating costs, these reductions will have a negative impact on the results of Center operations.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following is a list of the Company's executive officers, their ages, positions with the Company and year each became an officer of the Company.

                                                                 Served as
Name                  Age   Capacities in which Served          Officer Since
----                  ---   --------------------------          -------------

Andrew W. Miller       53   Chairman                                  1990
Thomas P. Lewis        42   President and Chief Executive             1985
                            Officer
Ronald L. Edmonds      41   Executive Vice President and Chief        1992
                            Financial Officer
Donald A. Hood,        52   President and Chief Executive             1994
O.D.                        Officer of EHN;  Senior Vice
                            President - Managed Care of Omega
Randall N.             44   National Optometric Director and          1986
Reichle, O.D.               Vice President
Cassandra T. Speier    38   Senior Vice President - Center            1994
                            Operations

Set forth below is biographical information concerning the executive officers of the Company:

      ANDREW W. MILLER has served as the Company's Chairman since September 30, 1990 and has been a principal stockholder of the Company since 1986. Mr. Miller served as the Company's Chief Executive Officer from September 30, 1990 until March 1, 1991. Since 1989, Mr. Miller has served as Chairman of American Healthmark, Inc., a hospital ownership and management corporation. Mr. Miller has also served as a director of Surgical Care Affiliates, Inc. ("SCA"), an owner and operator of outpatient health care facilities, from 1987 until its recent acquisition by HealthSouth. Mr. Miller served as President and Chief Executive Officer of SCA from its founding in 1982 until May 1987 and from May 1987 until 1990 served as its Vice Chairman and Chairman of the Executive Committee. Mr. Miller was a Senior Vice President of Hospital Corporation of America ("HCA") and President of HCA Management Company ("HMC"), a division of HCA, prior to leaving HCA and founding SCA in 1982. Mr. Miller was with HCA for 12 years starting in 1970. Mr. Miller is a certified public accountant and prior to his association with HCA was employed by a national accounting firm.

      THOMAS P. LEWIS has served as the Company's President since January 1990 and its Chief Executive Officer since March 1, 1991. From June 1988 to December 1989, he served as Executive Vice President and Chief Operating Officer. From June 1986 until the merger with Omega Health Services, Inc. in June 1988, he served as the Company's President and Chief Executive Officer. He has been a Director since June 1986. From June 1985 to June 1986, Mr. Lewis served as the Company's Vice President. A graduate of Rice University, Mr. Lewis holds a Masters degree in Health Care Administration from Trinity University.

      RONALD L. EDMONDS has served as the Company's Executive Vice President since January 1997 and its Chief Financial Officer since September 1992. From September 1992 until December 1996, he served as Senior Vice President. He was elected a director in February 1993 and Secretary in October 1994. From 1978 until 1992, he served in various positions with KPMG Peat Marwick in Memphis, Tennessee, Oklahoma City, Oklahoma and New York City, New York. Mr. Edmonds is a certified public accountant and holds B.S. and M.S. degrees in accounting from Oklahoma State University.

      DONALD A. HOOD, O.D. was one of the founders of The Eye Health Network, Inc. in 1988 and presently serves as its President and Chief Executive Officer and as Senior Vice President - Managed Care of the Company. He was elected to the Company's board of directors in April 1994. Dr. Hood has maintained a private optometry practice in the Denver, Colorado area since 1972. Dr. Hood graduated from the Pacific University College of Optometry in 1968.

      RANDALL N. REICHLE, O.D., F.A.A.O., has served as a Company Vice President, since July 1986 and is currently National Optometric Director of the Company. Dr. Reichle has maintained a private optometric practice in Houston, Texas since July 1976. He has also served as Center Director for the Company's Eye Center in Houston, Texas since July 1986. Dr. Reichle is a 1976 graduate of the University of Houston College of Optometry.

      CASSANDRA T. SPEIER has served as Senior Vice President -- Center Operations for the Company since July 1994. From 1990 to 1994, Ms. Speier served in various management positions with MedCath, Inc. of Charlotte, North Carolina. She was previously employed as regional director of Medivision, Inc. Ms. Speier has a Masters Degree from Loma Linda University and a Bachelor's Degree from the University of Colorado.

      There are no family relationships between any of the officers and directors of the Company.

EMPLOYEES

      At December 31, 1996, the Company had a total of 329 employees with 275 of those employed on a full-time basis.

ITEM 2.  PROPERTIES

      The Company's principal offices situated at 5100 Poplar Avenue, Suite 2100, Memphis, Tennessee 38137, consisting of approximately 5,600 square feet, are leased from an independent third party, pursuant to a lease which expires in May 1998. Additionally, the Company, through wholly-owned subsidiaries, leases an aggregate of approximately 82,563 square feet, used for the headquarters of The Eye Health Network in Denver, Colorado, and Centers owned by the Company. Monthly lease payments for these facilities aggregate approximately $108,158.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is involved from time to time in litigation incidental to its business. The Company is not involved in any material litigation at this time, and management is not aware of any legal claim or matter that may have a material adverse effect upon the results of operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is traded on The Nasdaq Small-Cap Market under the symbol OHSI. The following table sets forth the quarterly high and low sales price information for the Company's common stock during the period from January 1, 1995 through December 31, 1996. Such prices represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

                           1996                         1995
                --------------------------- ------------------------------
                    High          Low            High           Low
                    ----          ---            ----           ---

First Quarter       $6.00        $5.00          $5.50          $4.50
Second Quarter       6.63         5.25           5.50           4.75
Third Quarter        6.83         5.75           6.00           4.63
Fourth Quarter       7.00         6.00           6.00           5.25

      There were 406 holders of record of the Common Stock as of March 1, 1997. The Company believes it had in excess of 1,000 beneficial owners of Common Stock as of March 1, 1997. The Company has not paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

On May 17, 1996, the Registrant completed the sale of 729 shares of its Series A convertible preferred stock. The placement agent for the issue was Swartz Investments, LLC. The preferred stock was issued to qualified foreign investors pursuant to Regulation S under the Securities Act . The aggregate offering price was $7,290,000. The placement agent fee was $729,000. Each share of preferred stock was issued at a purchase price of $10,000 and is convertible into common stock at an exercise price equal to the lesser of $5.75 or 85% of the average bid price of the common stock at the time of conversion. The preferred stock automatically converts at the end of three years if not already converted. Until conversion, the preferred stock has a 8% dividend, payable in kind. In connection with the placement, the purchasers of the preferred stock were granted options to acquire 633,913 additional shares of the Registrant's common stock at an exercise price of $5.75, which options are exercisable until May 17, 2001. The placement agent was issued warrants to purchase an additional 126,782 shares of common stock with the same exercise price and term. As of December 31, 1996, 670 of the 729 shares of convertible preferred stock have been converted.

ITEM 6.  SELECTED FINANCIAL DATA

                                                            Years ended December 31,
                                                            ------------------------
                                          1992         1993          1994          1995         1996
                                          ----         ----          ----          ----         ----
Net revenues                            $19,109,687   21,761,449    27,636,067    32,395,471   42,737,193
Net earnings (loss)                     (5,397,871)      359,357       112,407       480,874    1,303,126
Earnings (loss)  available to common
shareholders (1)                        (5,397,871)    (359,357)       112,407       480,874    (170,597)
Net earnings (loss) per common
share (1)                                    (1.38)         0.09          0.02          0.10        (.03)

                                                                 December 31,
                                          1992         1993          1994          1995         1996
                                          ----         ----          ----          ----         ----
Total assets                              8,096,701    7,935,321     9,352,369    11,740,395   27,439,557
Long-term obligations, net                1,875,853    1,262,929     1,122,994     1,597,904    7,205,174
Stockholders' equity                      1,159,337    2,534,484     3,400,724     3,961,247   15,043,163

(1) after  adjustment  in 1996 for imputed  dividends on  convertible  preferred  stock as required by a
Securities  and  Exchnage  Commission  announcement  on  March  28,  1997.  Absent  the  impact  of this announcement, the Company would have reported earnings per share of $.20 for the year ended December 31,
1996. See note 1 to the consolidated financial statements included elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996 AND 1995

      Total revenues for the year ended December 31, 1996 increased $9,677,000 or 30% over total revenues for the year ended December 31, 1995. Each of the Company's three major divisions experienced significant growth.

      Center net revenues increased $5,824,000 or 29%. Approximately 6% of this increase resulted from significant volume growth in existing centers. This increase in revenue from existing Centers was achieved despite a reduction in Medicare reimbursement effective January 1, 1996 estimated to be approximately 8% of Center net revenues. The remainder of the increase (approximately 23%) resulted from the acquisition of the assets of three practices and two ambulatory surgery centers. The practices and ambulatory surgery centers acquired included an additional practice in Nashville, a practice and associated ambulatory surgery center in Tallahassee, Florida, and a practice and a 75% interest in an ambulatory surgery center in Dallas, Texas.

      Managed care revenues increased approximately $4,097,000 or 39%. EHN continued to experience significant increase in covered members, reaching approximately 2,000,000 at December 31, 1996.

      Supply and equipment sales increased $239,000, or 13%, over 1995 supply and equipment sales in the prior year, reflecting the continued expansion of the mobile surgical service and a decrease in lower margin capital equipment sales.

      Management and other revenues decreased $358,000, reflecting a reduction in fees earned by VisionAmerica Laser Centers and a reduction in management fees from managed centers in which the Company does not have an ownership interest as the Company focuses on centers in which it has an equity interest.

      Center operating expenses increased at a lower rate than Center net revenues, reflecting the overall growth and development of existing Centers. The margin improvement was significant in Clearwater and St. Louis, which have been problem locations. Eye care claims increased at a greater rate than managed care revenues, reaching 81% of managed care revenues in 1996, compared to 72% in 1995. This reduced margin is the result of higher than expected utilization, especially late in the year and a decreased level of fees from participating providers and networks. Selling, general and administrative expenses increased 16% due to costs associated with the growth in managed care operations, equipment and supply operations and corporate support services.

      The Company had earnings from operations of $1,753,000 in 1996, compared to $763,000 in 1995.

      Interest expense increased by $338,000 or 116% due to higher debt levels, primarily incurred in connection with the Tallahassee and Dallas acquisitions.

      The Company reported no Federal income tax expense for 1996 as it is in a net operating loss carryforward position. As of December 31, 1996, the Company had available net operating loss carryforwards, subject to Internal Revenue Code
Section 382 limitations, of $8,000,000 expiring from the year 2000 to 2007.

      Net earnings increased from $481,000 in 1995 to $1,303,000 in 1996, reflecting the Company's growth and improved margins in its Center operations.

YEARS ENDED DECEMBER 31, 1995 AND 1994

      Total revenues for the year ended December 31, 1995 increased $5,299,000 or 19% over total revenues for the year ended December 31, 1994. All of the Company's operations experienced significant growth during 1995, with the exception of management and other revenues.

      Managed care  revenues  increased  approximately  $2,486,000,  or 31%. EHN
continued  to  experience  significant  growth  in  covered  members,   reaching
approximately 1,500,000 at December 31, 1995.

      Center net revenues increased $2,154,000 or 12%. This increase resulted from significant growth in two Center locations and modest revenue growth in most other Centers, partially offset by problems experienced in two Center locations. The 1995 results continued to be significantly affected by operating problems experienced in two Center locations, Clearwater and St. Louis. These two centers had losses aggregating $840,000 in 1995, compared to $637,000 in 1994. In August 1995, a new principal surgeon began practice in St. Louis.

      Supply and equipment sales increased $751,000, or 69%, over supply and equipment sales for the prior year. This growth resulted from the development of a mobile surgical program and the expansion of marketing to optometrists affiliated with various Omega networks.

      Management and other revenues decreased $92,000, reflecting a reduction in management fees earned from managed practices in which the Company does not have an ownership position, partially offset by development fees generated by VisionAmerica Laser Centers, the Company's excimer laser development subsidiary.

      Center operating expenses increased at a rate slightly lower than the increase in center net revenues. Eye care claims increased at a rate slightly lower than the increase managed care revenues. Selling, general and administrative expenses increased approximately 21% primarily as a result of increased costs associated with the Company's managed eye care operations.

      The Company had earnings from operations of $763,000 in 1995 compared to $270,000 in 1994.

      Interest expense increased $57,000 reflecting higher debt levels. Total debt and capital lease obligations increased approximately 43%, as a result primarily of capital expenditures and capital lease obligations incurred in 1995 related largely to relocating and enlarging the Nashville center and relocating and adding an ambulatory surgery center to the Omaha center.

      Net earnings increased from $112,000 in 1994 to $481,000 in 1995.

YEARS ENDED DECEMBER 31, 1994 AND 1993

      Total revenues for the year ended December 31, 1994 increased $5,875,000, or 27%, over total revenues for the year ended December 31, 1993. This growth was led by a 156% increase in managed care revenues as EHN continued to experience significant growth in covered members. Center net revenues increased $411,000, or 2.4%, resulting from revenue growth in a number of Centers, partially offset by problems experienced in three Center locations. Management and other revenues increased $140,000, or 19%, primarily due to growth in management fees from independent ophthalmic practices. Supply and equipment sales increased $416,000, or 58% due to expansion of marketing to surgery facilities associated with various Omega networks. The Company had earnings from operations of $270,000 in 1994 compared to a loss from operations of $29,000 in 1993.

      The 1994 results were also significantly affected by operating problems experienced in three locations, Clearwater, Portland and St. Louis. These three centers had losses aggregating $907,000 in 1994, compared to $367,000 in 1993. Earnings were also negatively impacted by legal costs and other expenses related to the pooling-of-interests with EHN.

      Interest expense decreased $84,000 or 26% reflecting lower debt levels and interest rates. Total debt and capital lease obligations decreased approximately 14%.

      Net earnings decreased from $359,000 in 1993 to $112,000 in 1994. The 1993 earnings included non-recurring gains of $642,000 from the sale of unprofitable eye care centers in Jackson, Mississippi and Knoxville, Tennessee, as well as the sale of certain surgical assets of the ambulatory surgical center in Nashville, Tennessee. In 1994, a loss of $51,000 was recorded for the planned closure of the Portland center.

LIQUIDITY, CASH FLOWS AND CAPITAL RESOURCES

      At December 31, 1996, the Company had working capital of $4,773,000, compared to $1,226,000 in 1995. Cash totaled $2.9 million at December 31, 1996, compared to $2.7 million in 1995. Long-term debt and capital lease obligations increased from $3,153,000 in 1995 to $8,411,000 in 1996, reflecting primarily borrowings associated with acquisitions.

      For the year ended December 31, 1996, the Company used $50,000 in cash in operating activities and used $8,430,000 in investing activities. Financing activities generated cash of $8,688,000. The decrease in cash flow generated by operations is the result of the working capital requirements associated with the Company's acquisitions. Cash flows from operations included significant adjustments for depreciation and amortization ($1,232,000) and the provision for doubtful accounts ($367,000). The investing cash flows are directly attributed to the acquisition program and capital expenditures of $721,000. Financing activities included the sale of $7.29 million in Series A Convertible Preferred Stock and borrowings associated with the acquisition program.

      For the year ended December 31, 1995, the Company generated cash of $1,871,000 in operating activities and used $1,000,000 in investing activities. Financing activities used $374,000. Cash flows from operations included significant adjustments for depreciation and amortization ($1,130,000) and the provision for doubtful accounts ($445,000). Cash flows from investing activities consisted principally of capital expenditures. Significant financing activities included $946,000 in principal payments on debt and leases, and $572,000 in proceeds of new debt.

      For the year ended December 31, 1994, the Company generated cash of $1,425,000 in operating activities and used $794,000 in investing activities. Financing activities generated $427,000. Cash flows from operations included significant adjustments for depreciation and amortization ($1,213,000) and the provision for doubtful accounts ($505,000). Cash flows from investing activities consisted principally of capital expenditures. Significant financing activities included $941,000 in principal payments on debt and leases, $628,000 in proceeds of new debt and $740,000 in net proceeds from sale of stock.

      On May 17, 1996, the Company completed the sale of $7,290,000 in convertible preferred stock. Subject to certain limitations, the preferred stock is convertible into common stock at an exercise price equal to the lesser of $5.75 or 85% of the average bid price of the common stock at the time of conversion. The preferred stock automatically converts at the end of three years if not already converted. The preferred stock has a 8% dividend, payable in kind, until conversion. In addition, the investors received warrants to purchase approximately 634,000 additional shares at an exercise price of $5.75. The net proceeds were approximately $6.49 million and were used to repay the bridge financing incurred in the Tallahassee practice acquisition, to finance a portion of the cost of the Dallas transaction and for working capital. Of the 729 shares of preferred stock issued, 670 shares had been converted into 1,370,097 shares of common stock at December 31, 1996.

      In February, 1997, the Company entered into a $15,000,000 revolving credit agreement with Nations Credit Commercial Corporation for the purpose of refinancing certain existing debt, providing working capital and financing acquisitions. This facility and the proceeds of the 1996 preferred stock are expected to meet the Company's financing needs to support the Company's normal operations for the next twelve months and to support the Company's proposed acquisition program through the third quarter of 1997. The Company may seek additional debt or equity financing to allow it to sustain its acquisition program.

CAPITAL EXPENDITURES

      The Company used $720,000 for capital expenditures in 1996 compared to $914,000 in 1995 and $779,000 in 1994. In addition, the Company incurred capital lease obligations of $981,000 in 1996, $1,275,000 in 1995 and $76,000 in 1994.
These capital expenditures consisted primarily of ophthalmic equipment for use in the Company's centers and satellite locations. The higher levels in 1995 reflect the relocation and expansion of the Nashville and Omaha centers. Capital expenditures in 1997 are estimated at approximately $1.2 million, exclusive of the assets of additional practice locations.

RECENT DEVELOPMENTS

      On March 5, 1997 the Company completed the acquisition of the assets of the ophthalmology practice of Sarah J. Hays, M.D. of Birmingham, Alabama. Simultaneously with the acquisition, the Company entered into a long-term management agreement with Dr. Hays' professional corporation. The assets were acquired in exchange for 108,081 shares of the Company's common stock and $859,500 in cash. The cash portion of the transaction was financed under the Company's revolving credit facility .

IMPACT OF INFLATION AND CHANGING PRICES

      To date, the Company's business has not been significantly affected by inflation. A substantial portion of the Company's revenues are dependent on reimbursement from Medicare, Medicaid or private insurance companies (estimated to be 63%, 5% and 26% of Center net revenues, respectively) and may be subject to reduction or other changes not related to the actual costs of eye care procedures performed. Effective January 1, 1996 and again in January, 1997, the Medicare reimbursement rates for certain procedures performed by physicians associated with the Company were decreased in various amounts. If the Company is not able to offset these reductions by a combination of increases in volume and decreases in operating costs, these reductions will have a negative impact on the results of Center operations.

      The Company's managed care operations are also subject to price competition. Many of these contracts may be based on Medicare reimbursement rates or similar payment methodologies and, as such, may be subject to payment reduction. Based on the structure of the Company's managed care contracts, most of any such reductions are born by participating providers.

NEW ACCOUNTING STANDARDS

      Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement requires that the majority of long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Implementation of this statement did not have a material impact on the Company's financial statements.

      In October 1995 the Board adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which provides that companies adopt a method of accounting for stock compensation awards based on estimated fair value at the date the awards are granted using an accepted pricing model. The resulting charge to income is recognized over the period during which the options or awards vest. The Board encourages recognition of such expense in the statement of income but does not require it. If expense is not recorded in the financial statements, FAS 123 requires pro forma disclosures regarding the effects on net income per share had expense been recognized.

      The Financial Accounting Standards Board has issued SFAS 128, "Earnings per Share," and SFAS 129, "Disclosure of Information about Capital Structure." SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. SFAS 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. Management believes that the Company's adoption of these standards, when effective, will not have a significant impact on the Company's consolidated financial statements.

      The Financial Accounting Standards Board has issued SFAS 128, "Earnings per Share," and SFAS 129, "Disclosure of Information about Capital Structure." SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. SFAS 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. Management believes that the Company's adoption of these standards, when effective, will not have a significant impact on the Company's consolidated financial statements.

      ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(A)    FINANCIAL STATEMENTS

      Index to Consolidated Financial Statements:                        Page
                                                                         ----

      Independent Auditors' Report                                        19

      Consolidated Balance Sheets as of
            December 31, 1996 and 1995                                    20

      Consolidated Statements of Operations
            for the Years Ended December 31, 1996, 1995 and 1994          22

      Consolidated Statements of Stockholders' Equity
            for the Years Ended December 31, 1996, 1995 and 1994          23

      Consolidated Statements of Cash Flows
            for the Years Ended December 31, 1996, 1995 and 1994          24

      Notes to Consolidated Financial Statements                          25

(b) Supplementary Data - Selected quarterly financial data (unaudited):


                                                  1996

                                First        Second       Third        Fourth
                               Quarter      Quarter      Quarter      Quarter
                             --------------------------------------------------
Total  revenues              $ 8,897,727   10,462,495   11,105,924   12,271,047
Earnings from operations         180,956      420,577      478,334      673,090
Net earnings                     122,129      297,330      410,369      473,298
Earnings (loss) available to
common shareholders  (1)         122,129   (1,062,041)     303,484      460,831
Earnings (loss) per  common
share (1)                    $      0.03        (0.22)        0.06         0.07




                                                  1995

                                First        Second       Third        Fourth
                               Quarter      Quarter      Quarter      Quarter
                             --------------------------------------------------
Total  revenues              $  7,873,728   8,410,478    8,381,017    8,270,248
Earnings from operations          153,727     220,224      107,243      281,347
Net earnings                      108,833     200,256      164,278        7,507
Earnings per common share    $       0.02        0.04         0.06            -



(1) after adjustment in the second quarter of 1996 for imputed dividends on convertible preferred stock as required by a Securities and Exchnage Commission announcement on March 28, 1997. Absent the impact of this announcement, the Company would have reported earnings per share of $.05 for the second quarter ended June 30, 1996. See note 1 to the consolidated financial statements included elsewhere herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

      The information called for by Item 9, Directors, Executive Officers of the Registrant, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; Item 10, Executive Compensation; Item 11, Security Ownership of Certain Beneficial Owners and Management; and Item 12, Certain Relationships and Related Transactions, is to be included in the Proxy Statement relating to the 1997 Annual Meeting of the Registrant's shareholders and is incorporated herein by reference. Such Proxy Statement is to be filed with the Securities and Exchange Commission in April 1997.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(1)  Exhibits
     --------
Exhibit
Number            Description
------            -----------

3.1   Articles of Incorporation*
3.2   Amendment to Articles of Incorporation**
3.3   Bylaws*
4.1   Form of Common Stock Certificate*
4.2   Certificate of Designation of Series A Preferred Stock **
11    Statement Re:  Computation of Per Share Earnings
22    Subsidiaries of the Registrant
23    Consent of Independent Public Accountants
27    Financial Data Schedule (Electronic filing only)

* Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-18, Registration No. 33-35262-A.

**    To be filed by  amendment.


(2)  Reports on  Form 8-K
     --------------------

The Company filed a current report on Form 8-KA on November 25, 1996. The Form 8-KA included the financial statements required in connection with the acquisition of substantially all of the assets of EyeCare and SurgeryCenter of North Texas, P.A. and the formation of SurgEyeCare General Partnership.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OMEGA HEALTH SYSTEMS, INC.
                                          By s/s Thomas P. Lewis
                                             -----------------------------
                                          Thomas P. Lewis
                                          Chief Executive Officer and President

                                          Date    March 28, 1997
                                               ----------------------------

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                         TITLE            DATE

s/s Andrew W. Miller                 Chairman of the Board     3/28/97
---------------------------------
Andrew W. Miller

/s/ Thomas P. Lewis                  President,                3/28/97
---------------------------------    Chief Executive Officer
Thomas P. Lewis                      and Director


/s/ Ronald L. Edmonds                Senior Vice President,    3/28/97
---------------------------------    Chief Financial Officer
Ronald L. Edmonds                    and Director


/s/ Mary Elizabeth Porter            Vice President and        3/28/97
---------------------------------    Controller
Mary Elizabeth Porter

/s/ Herman L. Tacker, O.D.           Director                  3/28/97
---------------------------------
Herman L. Tacker, O.D.
                                     Director                  3/28/97
/s/ Donald A. Hood, O.D.
---------------------------------
Donald A. Hood, O.D.

                         Independent Auditors' Report
                         ----------------------------



The Board of Directors
Omega Health Systems, Inc.

We have audited the accompanying consolidated balance sheets of Omega Health Systems, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omega Health Systems, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                              KPMG Peat Marwick LLP


Memphis, Tennessee
March 13, 1997

                  OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 1996 and 1995





                   Assets                               1996            1995
                   ------                               ----            ----

Current assets:
      Cash                                          $2,943,617        2,735,556
      Patient accounts receivable, net of
         allowances for contractualadjustments
         and doubtful accounts of $1,760,000 and
         $1,674,000 in 1996 and 1995, respectively   5,990,723        3,785,063
      Other receivables                                484,460          617,585
      Prepaid expenses and other assets                534,661          268,964
                                                    ----------       ----------

            Total current assets                    9,953,461        7,407,168

Equipment, furniture and fixtures (notes 3 and 4):
      Owned                                          9,254,482        7,211,780
      Held under capital lease                       2,542,029        1,542,439
                                                    ----------       ----------
                                                    11,796,511        8,754,219
      Less accumulated depreciation                 (5,965,932)      (5,145,756)
                                                    ----------       ----------

            Net equipment, furniture and fixtures    5,830,579        3,608,463

Intangible assets, net of amortization of $411,536
   and $114,709 in 1996 and 1995, respectively
   (note 2)                                         10,513,937          452,532
Other assets (note 5)                                1,141,580          272,232
                                                    ----------       ----------

                                                   $27,439,557       11,740,395
                                                   ===========       ==========
















See accompanying notes to consolidated financial statements.

                  OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

      Liabilities and Stockholders' Equity             1996             1995
      ------------------------------------             ----             ----

Current liabilities:
      Accounts payable                            $  1,407,647        1,884,968
      Accrued expenses                               1,391,549        1,421,235
      Eye care claims payable                        1,176,068        1,319,635
      Current installments of obligations under
         capital leases and long-term debt (notes
         3 and 4)                                    1,205,060        1,555,406
                                                  ------------      -----------

            Total current liabilities                5,180,324        6,181,244

Obligations under capital leases, excluding
    current installments (note 3)                    1,367,718        1,136,413
Long-term debt, excluding current installments
    (note 4)                                         5,837,456          461,491
                                                  ------------      -----------

            Total liabilities                       12,385,498        7,779,148

Minority interest in partnership                        10,896                -


Stockholders' equity (note 6):
      Preferred stock; no par value, 1,000,000
         shares authorized; issued 59 shares
           in 1996                                     485,049               -
      Common stock, par value of $0.06;
         authorized 25,000,000 shares; issued
         6,865,787 shares in 1996 and 4,706,175        411,946         282,369
         shares in 1995
      Additional paid-in capital                    22,685,778      12,047,891
      Accumulated deficit                           (8,539,610)     (8,369,013)
                                                 -------------    ------------

            Total stockholders' equity              15,043,163       3,961,247

Commitments and contingencies (notes 3 and 7)
                                                 -------------    ------------

                                                   $27,439,557     11,740,395
                                                 =============    ============













See accompanying notes to consolidated financial statements.

OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1996, 1995 and 1994

                                                        1996            1995            1994
                                                        ----            ----            ----
Center net revenues                                 $ 25,576,743      19,752,926      17,598,777
Managed care revenues                                 14,642,992      10,546,467       8,060,841
Supply and equipment sales                             2,084,878       1,845,744       1,094,250
Management and other revenues                            432,580         790,334         882,199
                                                    ------------    ------------    ------------
         Total revenues                               42,737,193      32,935,471      27,636,067

Center operating expenses                             21,675,900      17,814,960      15,992,923
Eye care claims                                       11,932,085       7,589,390       5,977,117
Selling, general, and administrative expenses          5,593,414       4,835,891       3,986,001
Cost of sales                                          1,415,800       1,487,879         904,795
Provision for doubtful accounts                          367,037         444,810         505,421
                                                    ------------    ------------    ------------
         Earnings  from operations                     1,752,957         762,541         269,810

Non-operating revenue (expense):
      Interest income                                     60,010          59,045          29,402
      Interest expense                                  (628,730)       (290,978)       (234,365)
      Loss on disposal of eye centers                       --          (209,290)        (50,840)
      Other                                              168,197         159,556          98,400
                                                    ------------    ------------    ------------
            Earnings before minority interest          1,352,434         480,874         112,407

Minority interest in income of partnerships              (49,308)           --              --
                                                    ------------    ------------    ------------
         Net earnings                                  1,303,126         480,874         112,407
Preferred dividends, principally those
           imputed as described in note 1 (l)         (1,473,723)           --              --
                                                    ------------    ------------    ------------
Earnings (loss) available to common
           shareholders                             $   (170,597)        480,874         112,407
                                                    ============    ============    ============

Earnings (loss) per common share                    $      (0.03)           0.10            0.02
                                                    ============    ============    ============













See accompanying notes to consolidated financial statements.

                                          OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                                        Consolidated Statements of Stockholders' Equity

                                         Years ended December 31, 1996, 1995 and 1994


                                                        Additional     Unamortized                 Total
                                  Preferred  Common       paid-in      Accumulated   financing   stockholders'
                                     Stock   stock        capital        deficit        cost         equity
                                     -----   -----        -------        -------        ----         ------
Balances at December 31,
    1993                       $       -     268,811    11,305,830     (8,962,294)    (77,863)      2,534,484

Issuance of 197,461 shares
     of common stock                   -      11,848       664,122             -           -          675,970

Net earnings                           -          -             -         112,407          -          112,407

Amortization of financing
     costs                             -          -             -              -       77,863          77,863
                               ----------  --------     ----------     ----------    --------      ----------

Balances at December 31,
     1994                              -     280,659    11,969,952     (8,849,887)         -        3,400,724

Issuance of 28,496 shares
     of common stock                   -       1,710        77,939             -           -           79,649

Net earnings                           -          -            -          480,874          -          480,874
                               ----------  --------     ----------     ----------    --------      ----------

Balances at December 31,
     1995                              -     282,369    12,047,891     (8,369,013)         -        3,961,247

Issuance of 729 shares
     of preferred stock         6,494,292         -             -              -           -        6,494,292

Issuance of 1,370,097
     shares of common stock
     with conversion of 670
     shares of preferred stock (6,009,243)    82,206     5,927,037             -           -               -

Issuance of 789,515 shares
     in common stock                   -      47,371     3,237,127             -           -        3,248,498

In-kind dividends on
     preferred stock                   -          -        187,252       (187,252)         -               -

Imputed dividends on
     preferred stock                   -          -      1,286,471     (1,286,471)         -               -
Net earnings                           -          -             -       1,303,126          -        1,303,126
                               ----------  --------     ----------     ----------    --------      ----------

Balances at December 31,
     1996                      $  485,049   411,946     22,685,778     (8,539,610)         -       15,043,163
                               ==========  ========     ==========     ==========    ========      ==========















See accompanying notes to consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994

                                                                             1996           1995           1994
                                                                             ----           ----           ----
Cash flows from operating activities:
    Net earnings                                                         $ 1,303,126        480,874        112,407
    Adjustments  to  reconcile  net  earnings to net
      cash  provided by (used in) operating activities:
         Depreciation and amortization                                     1,232,204      1,129,606      1,212,674
         Provision for doubtful accounts                                     367,037        444,810        505,421
         Minority interest in partnership                                     49,308           --             --
         Loss on disposal of eye care centers                                   --             --           50,840
         Decrease (increase), net of acquisition effects, in:
             Accounts receivable                                          (1,724,405)      (900,173)    (1,183,448)
             Other receivables                                               133,125       (197,356)       (38,259)
             Prepaid expenses and other current assets                      (683,631)         8,199        145,789
         Increase (decrease), net of acquisition effects, in:
              Accounts payable and accrued expenses                         (572,920)       582,308        157,014
              Eye care claims payable                                       (143,567)       322,236        462,534
                                                                         -----------    -----------    -----------

                  Net cash provided by (used in)  operating activities       (49,723)     1,870,504      1,424,972
                                                                         -----------    -----------    -----------

Cash flows from investing activities:
    Capital expenditures                                                    (720,790)      (914,287)      (779,345)
    Acquisition of assets of physician practices (note 2)                 (7,128,466)          --             --
    Investment in Clearvision, Inc.                                         (500,000)          --             --
    Other                                                                    (81,180)       (85,525)       (14,445)
                                                                         -----------    -----------    -----------

                  Net cash used in investing activities                   (8,430,436)      (999,812)      (793,790)
                                                                         -----------    -----------    -----------

Cash flows from financing activities:
    Financing costs incurred                                                 (50,400)          --             --
    Principal payments on long-term debt                                  (5,405,542)      (718,200)      (708,342)
    Principal payments on obligations under capital leases                  (497,889)      (228,158)      (232,504)
    Principal payments on subordinated debt                                 (307,043)          --             --
    Principal payments on bridge financing                                (2,500,000)          --             --
    Proceeds from issuance of bridge financing                             2,500,000           --             --
    Proceeds from issuance of debt                                         8,486,715        572,440        627,619
    Proceeds from issuance of common stock                                     6,499           --          740,136
    Proceeds from issuance of preferred stock                              6,494,292           --             --
    Distributions to minority interest                                       (38,412)          --             --
                                                                         -----------    -----------    -----------

                  Net cash provided by (used in) financing activities      8,688,220       (373,918)       426,909
                                                                         -----------    -----------    -----------

                  Net increase in cash                                       208,061        496,774      1,058,091

Cash at beginning of year                                                  2,735,556      2,238,782      1,180,691
                                                                         -----------    -----------    -----------

Cash at end of year                                                      $ 2,943,617      2,735,556      2,238,782
                                                                         ===========    ===========    ===========












See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1996, 1995 and 1994




(1)   Summary of Significant Accounting Policies
      ------------------------------------------

      (a)   Nature of Operations
            --------------------

            The Company's significant operations involve the development of regional eye care delivery systems, which may include (1) developing and managing ophthalmological centers owned by the Company, (2) developing networks of ophthalmologists and optometrists, (3) enhancing and managing pre-existing practices of ophthalmologists, and (4) negotiating and administering managed care contracts.

      (b)   Principles of Consolidation
            ---------------------------

            The consolidated  financial  statements  include the accounts of the
            Company  and  its   wholly-owned   subsidiaries.   All   significant
            intercompany accounts and transactions have been eliminated.

      (c)   Restricted Cash Balances
            ------------------------

            Under certain managed care agreements, the Company is required to maintain cash reserves of approximately $1.3 million. However, such reserves are not limited as to use by the related agreements.

      (d)   Equipment, Furniture and Fixtures
            ---------------------------------

            Equipment, furniture, and fixtures are stated at cost. Equipment, furniture and fixtures under capital leases are stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value at the inception of the lease.

            Depreciation on equipment, furniture and fixtures is calculated on the straight-line method over the estimated useful lives of the assets ranging from five to ten years. Leasehold improvements are amortized on the straight-line method over the respective lease term.

      (e)   Business and Credit Concentrations
            ----------------------------------

            The Company provides health care services through its eye care centers. The Company grants credit to patients, substantially all of whom are local residents to each center. The Company generally does not require collateral or other security in extending credit to patients; however, it routinely obtains assignment of (or is otherwise entitled to receive) patients' benefits payable under their health insurance programs, plans or policies (e.g. Medicare, Medicaid, Blue Cross and commercial insurance policies).

--------------------------------------------------------------------------------
                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1996, 1995 and 1994



            The mix of receivables from patients and third-party payors as of December 31, 1996 and 1995 follows:

                                                 1996     1995
                                                 ----     ----
                     Medicare                     46%      50%
                     Medicaid                      8%       9%
                     Other third-party payors     38%      32%
                     Patients                      8%       9%
                                                 ----     ----

                                                 100%     100%
                                                 ====     ====

            Contracts with two managed care organizations comprised 61%, 69% and 72% of managed care revenues in the years ended December 31, 1996, 1995 and 1994, respectively. No other single managed care contract comprised more than 9% of such revenues during any of the respective years.

      (f)   Center Net Revenues
            -------------------

            Center net revenues are gross charges for patient services rendered recorded net of estimated third-party payor contractual adjustments. The physicians associated with the Company have agreements with governmental and other third-party payors that provide for payments at amounts different from their established rates. Contractual adjustments under third-party reimbursement programs represent the difference between the billings at established rates for services and amounts reimbursed by third-party payors. Services rendered under the Medicare program, the largest third-party payor, are reimbursed based upon a predetermined fee schedule for the procedures performed.

      (g)   Managed Care Revenues
            ---------------------

            Managed care revenues consist of capitated and fee-for-service amounts received from health maintenance organizations and other third-party payors for eye care managed care programs. Under its agreements with participating eye care providers, the Company retains a percentage of such payments as an administrative fee and distributes the balance to the providers for eye care claims under the programs. Managed care revenues also include fees for developing and administering managed care networks.

      (h)   Supply and Equipment Sales
            --------------------------

            Supply and equipment sales are comprised primarily of sales of ophthalmic supplies and equipment to hospitals, ambulatory surgical centers and eye care providers. OMS also operates a mobile surgical service which provides ophthalmic surgical equipment and supplies to surgical facilities, including hospitals and ambulatory surgery centers on a per-case basis. The costs related to these sales are included in cost of sales.

--------------------------------------------------------------------------------
                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1996, 1995 and 1994

      (i)   Management and Other Revenues
 .            -----------------------------

            Management and other revenues are comprised primarily of fees earned for management of ophthalmologists' practices. The management fees are monthly charges fixed by contractual arrangements with the respective ophthalmologists. Receivables related to management fees are included in other receivables.

      (j)   Intangible Assets
            -----------------

            Intangible assets arise from business acquisitions made by the Company. The excess of cost of purchased assets over the fair value of net assets acquired is amortized straight-line over terms ranging from ten to forty years, generally the term of the related management agreement. The recoverability of intangible assets is reevaluated when warranted by business events and circumstances. The Company believes that no impairment of such assets has occurred and that no revisions of estimated useful lives are currently necessary.

      (k)   Income Taxes
            ------------

            The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      (l)   Earnings  (Loss) Per Share
            --------------------------

            The earnings (loss) per common share for 1996, 1995 and 1994 were computed by dividing earnings, after giving effect to in-kind and imputed preferred dividends, by the weighted average number of shares of common stock and common stock equivalents outstanding during the year (5,598,926, 4,804,858 and 4,590,991 shares, respectively).

            On March 28, 1997, a formal announcement from the staff of the United States Securities and Exchange Commission was made available which impacted the Company's calculation of earnings per share with respect to the May 1996 issuance of convertible preferred stock described in note 6. This Announcement generally required that the Company impute and reognize a preferred dividend for the difference between the conversion price to preferred shareholders at issuance and the value of the related common stock solely as measured in the public market at that date.

            The Company has followed the guidance in the announcement in the calculation of earnings (loss) per share in the accompanying consoldiated financial statements. Absent the impact of this Announcement, the Company would have reported earnings per share for 1996 of $0.20.

      (m)   Use of Estimates
            ----------------

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and
                                           27

--------------------------------------------------------------------------------
                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1996, 1995 and 1994

            liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. In particular, the liability for eye care claims payable is necessarily based on such estimates and, accordingly, amounts ultimately paid will be more or less than such estimates.

      (n)   Financial Instruments
            ---------------------

            Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments (as defined). The Company's financial instruments principally consist of cash, net receivables, accounts payable and various debt instruments. Due to their short-term nature, the fair values of net receivables and accounts payable approximate their carrying values. The fair value of the various debt instruments has been estimated using interest rates currently offered to the Company for borrowings having similar character, collateral and duration. The fair value of such instruments approximates the Company's carrying amounts.

      (o)   Accounting Changes
            ------------------

            Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
            Disposed Of." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement requires that the majority of long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Implementation of this statement did not have a material impact on the Company's consolidated financial statements.

            Also effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternately, SFAS 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 has been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

            The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings per Share," and SFAS No.129, "Disclosure of Information about Capital Structure." SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. SFAS 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. Management believes that the Company's adoption of these standards, when effective, will not have a
            significant   impact   on   the  Company's   consolidated  financial
            statements.
                                           28

--------------------------------------------------------------------------------
                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1996, 1995 and 1994

      (p)   Reclassifications
            -----------------

            Certain prior year balances have been reclassified to conform to the 1996 presentation.

(2)   Mergers, Acquisitions and Divestitures
      --------------------------------------

      In March 1994, the Company acquired all of the outstanding stock of The Eye Health Network, Inc., a Denver based eye health and vision care provider organization. The Company issued 787,500 shares of its common stock to the former shareholders of The Eye Health Network to effect the acquisition, which has been accounted for as a pooling-of-interests. All previously reported financial information has been restated to give effect to the pooling.

      Details of revenue and earnings of the Company and The Eye Health Network for the three months prior to consummation of the combination included in the 1994 combined net earnings are presented below.

                                                Total            Net
                                              Revenues     Earnings (Loss)
                                              --------     ---------------

           Omega Health Systems, Inc.        $4,486,357       (107,082)
           The Eye Health Network, Inc.       1,675,200        129,759
                                             ----------       --------
           Combined                          $6,161,557         22,677
                                             ==========       ========

      On January 2, 1996, the Company completed the acquisition of the stock of Warren R. Berrie, MD, PC, of Nashville, Tennessee. This acquisition included substantially all of the assets of the medical practice of Warren
      R. Berrie, MD. Simultaneously with the acquisition, the Company entered into a five year management agreement with Dr. Berrie. The total consideration for the acquisition of the assets of the Berrie practice was $650,000, of which $50,000 was paid in cash, with the balance in the form of a five year subordinated note. The note is due in monthly installments, bears interest at 7% and is convertible into common stock at a conversion price of $5.89 per share.

      On March 12, 1996, the Company completed the acquisition of the assets of the ophthalmology practice of Paul R. Garland, MD, of Tallahassee, Florida. In addition, the Company acquired all of the capital stock of the surgery center associated with Dr. Garland's practice, Capital Eye Surgery Center, Inc. Simultaneously with the acquisition, the Company entered into a twenty-five year management agreement with Dr. Garland's professional corporation. The total consideration for the Garland transactions was $3.4 million, of which $2 million was paid in cash, with the balance in the form of a five year subordinated note. The note is due in monthly installments, bears interest at 7% and is convertible into Omega common stock at a conversion price of $6.50 per share. In connection with the Garland acquisition, the Company obtained bridge financing in the form of a 12% $2.5 million subordinated note. The financing was obtained from an affiliate of the Company's chairman of the board. The note was repaid June 12, 1996 with the proceeds of the sale of preferred stock.
                                      29

--------------------------------------------------------------------------------
                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1996, 1995 and 1994

      On September 10, 1996, the Company completed the acquisition of substantially all of the net assets of EyeCare and SurgeryCenter of North Texas, P.A. and ECSC Retina, P.A., two Dallas, Texas professional associations which practice ophthalmology, in exchange for 771,429 shares of the common stock. Omega Health Systems of North Texas, Inc. manages the practices pursuant to long-term management agreements.

      Also on September 10, 1996, a subsidiary of the Company and SurgEyeCare, Inc. entered into a partnership agreement to form SurgEyeCare General Partnership (the "Partnership"). Under the terms of the partnership agreement, the Company contributed $4,550,000 cash to the Partnership and SurgEyeCare, Inc. contributed assets with an agreed value of $6,100,000. After the initial capital contributions, the Partnership distributed $4,476,438 in cash to SurgEyeCare, Inc. After these transactions, the Company owns a 75% interest in the Partnership and SurgEyeCare, Inc. owns a 25% interest. Under the terms of the partnership agreement, the subsidiary of the Company is designated as managing partner. The Company financed the contribution to the Partnership, in part, with the proceeds of a $3,280,000 acquisition term loan from a commercial bank. The loan bears interest at the bank's prime rate plus 50 basis points and is due in 48 monthly installments of principal and interest. This loan was refinanced in February 1997.

      The following sets forth certain pro forma financial information for the twelve months ended December 31, 1996 and 1995 as if the Tallahassee and Dallas transactions, which were accounted for as purchases, had been completed as of January 1, 1995:

                                                    1996            1995
                                                    ----            ----
          Revenues                             $46,653,440      30,651,000
          Net earnings                           1,776,670       1,094,000
          Net earnings per common share                .26             .20
          Weighted average shares                6,114,621       5,465,781

--------------------------------------------------------------------------------
                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1996, 1995 and 1994


(3)   Leases

      The Company and its wholly owned subsidiaries are obligated under capital leases for equipment and furniture and fixtures that expire within the next five years. The Company and its wholly owned subsidiaries also have several noncancellable operating leases for equipment and office space that expire within the next ten years.

      Future minimum lease payments under noncancellable operating leases and the present value of future minimum capital lease payments as of December 31, 1996 are:

                                                      Capital       Operating
                                                       Leases         Leases
                                                       ------         ------
        Years ending December 31:
                 1997                                 $847,699      1,446,523
                 1998                                  643,981      1,099,197
                 1999                                  443,422        933,032
                 2000                                  454,127        675,852
                 2001                                   77,512        338,691
                 2002 and thereafter                         -        569,526
                                                    ----------     ----------
                                                    $2,466,741     $5,062,791
                                                                   ==========
        Less amount representing
        interest (at an average rate of 11%)           456,559
                                                    ----------
                                                     2,010,182
        Less current installments of
        obligations under capital leases               642,464
                                                    ----------
        Obligations under capital leases,
        excluding current installments              $1,367,718
                                                   ===========

Total rental expense under operating leases for the years ended December 31, 1996, 1995 and 1994 was approximately $1,811,000, $1,418,000 and $1,226,000, respectively.

--------------------------------------------------------------------------------
                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1996, 1995 and 1994


(4)   Long-term debt

      Long-term debt at December 31, 1996 and 1995 consists of the following:

                                                                                1996              1995
                                                                                ----              ----
         Note payable  for   physician   practice   payable  in  monthly
             installments of $81,417 including interest at prime plus 1%
             through September 2000, secured by assets
             of several centers, repaid in February 1997                     $3,099,902             -
         Subordinated note payable for physician practice payable
             in monthly installments of $27,504 including
             interest at 7% through February 2001, and
             convertible into common stock at $6.50 per share                 1,187,881             -
         Note payable under revolving credit agreement, bearing
             interest at prime plus 1%, interest due monthly,  principal due August 1997, secured by accounts  receivable at several centers.  No unused amount is available under the agreement
             at December 31, 1996, repaid in February 1997                      750,000       650,000
         Subordinated note payable for physician practice, payable
              in monthly installments of $11,881 including interest
              at 7% through January 2001, convertible into common
              common stock at $5.89 per share                                   505,076             -
         Borrowings under revolving line of credit, with interest at prime plus 3%,  secured by receivables at two centers,
             repaid in February 1997                                            218,345             -
         Non-interest bearing note payable for physician practice,
             payable in monthly installments of  $16,500 through
             December 1997, secured by assets of the St. Louis
             center, repaid in February 1997                                    205,500       306,704
         Unsecured note payable for physician practice, due in
             monthly installments of $8,670 including interest at
             15%, payable through May 1997                                       41,775       132,099
         Unsecured note payable, interest at 10% payable
             annually and principal due January 1996                                  -        10,000
         Various notes payable, with interest rates varying from
             6% to 9.95%, due in monthly installments including
             interest, through June 2004, secured by equipment
             with a total depreciated cost of $385,699                          332,221       437,329
         Other                                                                   59,352        89,790
                                                                            -----------    ----------
                  Total long-term debt                                        6,400,052     1,625,922
         Less current installments                                              562,596     1,164,431
                                                                            -----------    ----------
                  Long-term debt, excluding current
                  installments                                              $ 5,837,456       461,491
                                                                            ===========    ==========

--------------------------------------------------------------------------------
                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1996, 1995 and 1994

      At December 31, 1996, the Company classified $1,965,531 of borrowing due within one year as long-term debt. The Company refinanced these amounts on a long-term basis through its revolving credit agreement on February 25, 1997 as described in note 10.

      Maturities  of  long-term  debt  subsequent  to  December  31, 1996 are as
      follows:  1997,  $562,596;   1998,  $483,867;   1999,  $1,272,260;   2000,
      $1,342,277; and 2001, $2,739,052.

(5)   Other Assets
      ------------

      In December 1996, the Company acquired $500,000 face amount of convertible preferred stock of Clearvision Laser Centers, Inc. (Clearvision). The preferred stock is convertible into common stock of Clearvision using a formula based on actual sales of Clearvision common stock during the six month period ending June 30, 1997. In exchange for the preferred stock, the Company paid $250,000 in cash and contributed certain marketing and educational materials with an agreed value of $250,000. In addition, Omega received warrants to purchase an additional $250,000 in Clearvision common stock at a price based on the same formula. The preferred stock is convertible at any time after June 30, 1997. The warrant is exercisable for a one year period ending June 30, 1998. Upon conversion of the preferred stock, the Company's investment is expected to represent less than 5% of Clearvision's outstanding common stock and would therefore be accounted for using the cost method.

(6)  Income Taxes
     ------------

      No provision for current and deferred Federal and State income taxes was required for the years ended December 31, 1996, 1995 and 1994. Income tax expense differs from the amount computed by applying a Federal income tax rate of 34% to net earnings due to the following:

                                                      1996         1995         1994
                                                      ----         ----         ----
Tax expense at statutory rate                       $ 443,000      164,000       38,000
Increase (reduction) in taxes resulting from:
   Non-deductible expenses                             33,000        44,00       65,000
   Change in the valuation allowance for deferred
      tax assets                                     (476,000)    (208,000)    (103,000)
                                                    ---------    ---------    ---------
      Total                                         $    --           --           --
                                                    =========    =========    =========

--------------------------------------------------------------------------------
                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1996, 1995 and 1994


      The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows:


                                                      1996           1995           1994
                                                      ----           ----           ----
Deferred tax assets:

Equipment, furniture and fixtures, principally
   due to differences in depreciation            $   215,000        172,000        309,000
Intangible assets, principally recognition
   of amortization                                   100,000        153,000        238,000
Receivables, principally due to
    allowance for doubtful accounts                  256,000        141,000        254,000
Accrued expense                                      112,000         69,000         73,000
Net operating loss carryforwards                   2,917,000      3,541,000      3,409,000
                                                 -----------    -----------    -----------
 Total gross deferred tax assets                   3,600,000      4,076,000      4,283,000

Valuation allowance                               (3,600,000)    (4,076,000)    (4,283,000)
                                                 -----------    -----------    -----------
        Net deferred tax assets                  $    --               --           --
                                                 ===========    ===========    ============


      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on expectations for future taxable income over the periods which the deferred tax assets are deductible, management believes the Company has established a reasonable valuation allowance. As of December 31, 1996, the Company had available net operating loss carryforwards, subject to Internal Revenue Code Section 382 limitations, of approximately $8,000,000 expiring from the year 2000 to 2007.

(7)   Stockholders' Equity
      --------------------

      The Company accounts for stock options in accordance with the provisions of Accounting Principles Board Opinion No 25, "Accounting for Stock Issued to Employees," and related interpretations (APB 25). As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

      The Company has a "1985 Stock Option Plan" which was made available to selected employees, including officers of the Company, directors, key advisors and selected physicians practicing at Company facilities and which expired in 1994. The plan allowed options to be granted for up to 450,000 shares. The following table summarizes the information about these stock options:

--------------------------------------------------------------------------------
                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1996, 1995 and 1994




                                                               Weighted Average
                                       Number of Shares         Exercise Price
                                       -----------------       ----------------
       Balance at December 31, 1993          314,335                $3.27
            Granted                          145,500                 4.02
            Exercised                          4,167                 3.00
            Forfeited                          3,332                 3.00
            Expired                           22,500                 3.11
                                             -------                -----
       Balance at December 31, 1994          429,836                $3.54
            Granted                                -                    -
            Exercised                         20,460                 2.78
            Forfeited                         20,000                 3.00
            Expired                                -                    -
                                             -------                -----
       Balance at December 31, 1995          389,376                $3.60
            Granted                                -                    -
            Exercised                          4,999                 3.00
            Forfeited                         26,000                 3.67
            Expired                            2,376                 4.80
                                             -------                -----
       Balance at December 31, 1996          356,001                $3.60

      At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $3.00-$6.50 and 2.67 years, respectively. At December 31, 1996 and 1995, the number of options exercisable was 111,167 and 26,710, respectively, and the weighted average exercise price of those options was $3.56 and $5.14, respectively.

      The Company adopted the "1995 Stock Option Plan" which was made available to selected employees, including officers of the Company, directors, key advisors and selected physicians practicing at Company facilities. The plan allows options to be granted for up to 300,000 shares. The following table summarizes the information about these stock options outstanding at December 31, 1996 and 1995:

                                                               Weighted Average
                                       Number of Shares         Exercise Price
                                       -----------------       ----------------
       Balance at December 31, 1994                -                    -
            Granted                            2,500                $5.00
            Exercised                              -                    -
            Forfeited                              -                    -
            Expired                                -                    -
                                             -------                -----
       Balance at December 31, 1995            2,500                $5.00
            Granted                          125,000                 5.73
            Exercised                              -                    -
            Forfeited                              -                    -
            Expired                                -                    -
                                             -------                -----
       Balance at December 31, 1996          127,500                $5.72

--------------------------------------------------------------------------------
                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1996, 1995 and 1994



      At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $5.00-$5.75 and 5.47 years, respectively. At December 31, 1996 and 1995 no options were exercisable.

      The per share weighted-average fair value of stock options granted during 1996 and 1995 was $4.46 and $3.83 on the date of grant using the Black Sholes option-pricing model with the following weighted-average assumptions: 1996 and 1995 -expected dividend yield of 0%, risk-free interest rate of 6%, and an expected life of 6 years.

      Since the Company applies APB 25 in accounting for its plans, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company recorded compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net earnings and earnings per share would have been reduced by approximately $53,000 or $0.01 per share in 1996 and approximately $1,000 or $0.00 per share in 1995.

      Pro forma net earnings reflect only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net earnings amounts presented above because compensation costs are reflected over the option's vesting period of three years and compensation cost for options granted prior to January 1, 1995 is not considered.

      In November and December 1989, in connection with refinancing debt obligations of the Company, the Company agreed to issue shares of common stock to shareholders in return for loans and loan guarantees made by these shareholders to the Company. The primary debt obligation resulting from this refinancing was a $450,000 loan from a bank, with five shareholders as direct obligors thereunder. Those shareholders received approximately 120,000 shares of common stock for their participation in the refinancing. The shares of common stock were recorded at their estimated fair market value of approximately $3.00 per share with the offsetting amount, considered to be unamortized financing costs, as a deduction from stockholders' equity. The unamortized financing cost was amortized using a method that approximated the interest method over the contractual term of the above loan, which matured in December 1994.

      In January 1990, the Company entered into a stock bonus arrangement with one of its officers, whereby that officer was issued 1,667 shares of common stock on each January 1 from 1991 through 1995, provided that he was an employee of the Company each of those dates.

      The 1991 Employee Stock Purchase Plan provides for the implementation of stock purchases by employees of shares of the Company stock either on the open market or from such available authorized but unissued shares. The Company has reserved 50,000 shares for issuance under the Purchase Plan. Each eligible employee is granted on the grant date of each Purchase Plan year options to purchase 1,250 shares of the Company's stock during the Purchase Plan year. The issue price of the stock is equal to the lesser of
      (1) 85% of the market price on the exercise date of each Purchase Plan year or (2) 85% of the market price on each grant date of each Purchase Plan year. As of December 31, 1996, 27,119 shares have been purchased by the Plan; and 12,494 shares were issued in 1997 for contributions made through December 31, 1996.

--------------------------------------------------------------------------------
                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1996, 1995 and 1994

      In December 1994, the Company issued 172,643 shares of its common stock to a group of ophthalmologists for $725,100. In addition, the Company also issued warrants to purchase 145,020 shares of the Company's common stock at $7 per share and warrants to purchase an additional 159,523 shares of the Company's common stock at $5 per share. The warrants expire December 29, 1997.

      On May 17, 1996, the Company completed the sale of $7,290,000 in convertible preferred stock. Subject to certain limitations, the preferred stock is convertible into common stock at an exercise price equal to the lesser of $5.75 or 85% of the average bid price of the common stock at the time of conversion. The preferred stock automatically converts at the end of three years if not already converted. Until converted, the preferred stock has an 8% dividend, payable in kind. In addition, the investors received warrants to purchase approximately 634,000 additional shares at an exercise price of $5.75. The net proceeds were approximately $6.49 million and were used to repay the bridge financing incurred in the Tallahassee practice acquisition, to finance a portion of the cost of the Dallas transaction and for working capital. Of the 729 shares of preferred stock issued, 670 shares had been converted into 1,370,097 shares of common stock at December 31, 1996.

      On September 10, 1996, the Company completed the acquisition of substantially all of the net assets of EyeCare and SurgeryCenter of North Texas, P.A. and ECSC Retina, P.A., two Dallas, Texas, professional associations which practice ophthalmology in exchange for 771,429 shares of common stock.

(7)   Benefit Plan
      ------------

      In 1996, the Company established a 401(k) Profit Sharing Plan (the "Plan") which allows qualifying employees electing participation to defer a portion of their income on a pretax basis through contributions to the Plan. The Plan permits discretionary contributions to be made by the Company, as determined by the Company's Board of Directors. No contributions were made by the Company during 1996.

(8)   Contingencies
      -------------

      The Company maintains professional liability coverage on a claims made basis for its centers, employees, and independent contractors, including center directors, with minimum requirements of $3,000,000 per occurrence and $3,000,000 annually. The Company also maintains general liability coverage. Additionally, the physicians associated with the Company maintain professional liability coverage. Providing support associated with health care services may give rise to claims from patients or others for damages. The Company has been named in certain professional liability claims. The Company believes that the ultimate resolution of these matters will not have a significant effect on the Company's financial position or results of operations. To the extent that any claims-made coverage is not renewed or replaced with equivalent insurance, claims based on occurrences during the term of such coverage, but reported subsequently, would be uninsured. Management anticipates that the claims-made coverage currently in place will be renewed or replaced with equivalent insurance as the term of such coverage expires.

(9)   Supplemental Cash Flow  Information
      -----------------------------------

      Capital lease obligations of approximately $981,000, $1,275,000 and $76,000 were incurred in 1996, 1995, and 1994, respectively. See note 3.
                                       37

--------------------------------------------------------------------------------
                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1996, 1995 and 1994



      Common stock was issued for other than cash consideration during 1996, 1995 and 1994. See notes 2 and 6.

      Interest paid totaled  $673,727,  $301,573 and $238,141 in 1996,  1995 and
      1994, respectively.

(10)  Subsequent Events
      -----------------

      On February 25, 1997, the Company entered into a $15,000,000 revolving credit agreement with NationsCredit Commercial Corporation, an affiliate of NationsBank. Borrowings under the credit agreement will be used to finance acquisitions, repay existing indebtedness and provide working capital. The credit agreement has a six-year term and is fully revolving for the first two years.

      On March 5, 1997 the Company completed the acquisition of the assets of the ophthalmology practice of Sarah J. Hays, M.D. of Birmingham, Alabama. Simultaneously with the acquisition, the Company entered into a long-term management agreement with Dr. Hays' professional corporation. The assets were acquired in exchange for 108,081 shares of the Company's common stock and $859,500 in cash. The cash portion of the transaction was financed under the Company's revolving credit facility with NationsCredit Commercial Corporation.


(11)  Supplementary Information
      -------------------------

     The following sets forth supplementary information regarding the allowances for contractual adjustments and doubtful accounts:


               Balance at   Additions                  Change in    Balance at
 Year ended   Beginning of  Charged to                Contractual     End of
December 31,      Year       Expense     Charge-offs  Adjustments      Year
------------      ----       -------     -----------  -----------      ----

    1996       1,674,000     367,037       135,302     (145,735)    1,760,000
    1995       1,596,423     444,810       498,296      131,063     1,674,000
    1994       1,615,182     505,421       573,672       49,493     1,596,423