Form 10-K/A
period 1996-12-31
OMEGA HEALTH SYSTEMS INC
filed 1997-04-30
CIK 864902

================================================================================

                                   FORM 10-K/A


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE  OFFICERS OF THE  REGISTRANT,  COMPLIANCE  WITH
SECTION  16(A)  OF THE  ACT

Set forth below is  biographical  information  concerning  the  directors of the
Company:

      RONALD L. EDMONDS (41) has served as the Company's Executive Vice President since January 1997 and Chief Financial Officer since September 1992. From September 1992 until December 1996, he served as Senior Vice President. He was elected a director in February 1993 and Secretary in October 1994. From 1978 until 1992, he served in various positions with KPMG Peat Marwick in Memphis, Tennessee, Oklahoma City, Oklahoma and New York City, New York. Mr. Edmonds is a certified public accountant and holds B.S. and M.S. degrees in accounting from Oklahoma State University.

      DONALD A. HOOD, O.D. (52) was one of the founders of The Eye Health Network, Inc. in 1988 and presently serves as its President and Chief Executive Officer. He was elected to the Company's board of directors in April 1994. Dr. Hood has maintained a private optometry practice in the Denver, Colorado area since 1972. Dr. Hood graduated from the Pacific University College of Optometry in 1968.

      THOMAS P. LEWIS (42) has served as the Company's President since January 1990 and as its Chief Executive Officer since March 1, 1991. From June 1988 to December 1989, he served as Executive Vice President, and Chief Operating Officer. Mr. Lewis has been the Company's Secretary since June 1986. From June 1986, until the merger with Omega Health Services, Inc., in June 1988, he served as the Company's President and Chief Executive Officer. He has been a director since June 1986. From June 1985 to June 1986, Mr. Lewis served as the Company's Vice President.

      ANDREW W. MILLER (53) has served as the Company's Chairman since September 1990 and has been a principal shareholder of the Company since 1986. Mr. Miller served as the Company's Chief Executive Officer from September 30, 1990 until March 1, 1991. Since 1989, Mr. Miller has served as Chairman of American HealthMark, Inc., a hospital ownership and management corporation and since 1996 has served as chairman and chief executive officer of Women's Health Partners, a physician practice management company focused on obstetrics and gynecology. Mr. Miller also served as a director of Surgical Care Affiliates, Inc. ("SCA"), an owner and operator of outpatient health care facilities, from 1987 until its merger with HealthSouth, Inc. in 1996. Mr. Miller served as President and Chief Executive Officer of SCA from its founding in 1982 until May 1987 and from May 1987 until 1990 served as its Vice Chairman and Chairman of the Executive Committee. Mr. Miller is also a director of Healthwise of America, Inc., a former affiliate of SCA until its acquisition by United Healthcare in 1996. Mr. Miller was a Senior Vice President of Hospital Corporation of America ("HCA") and President of HCA Management Company ("HMC"), a division of HCA, prior to leaving HCA and founding SCA in 1982. Mr. Miller was with HCA for 12 years starting in 1970. Mr. Miller is a certified public accountant and prior to his association with HCA, he was employed by a national accounting firm.

      HERMAN L. TACKER, O.D. (58) has served as a director of the Company since May 1989. Previously, he was a director of Omega Health Services, Inc. from October 1985, until it merged with the Company in June 1988. From 1972 to the present, Dr. Tacker has conducted a private optometric practice in Memphis, Tennessee, and has served as a Professor at the Southern College of Optometry. He graduated from Southern College of Optometry in 1965 and in 1969 earned a M.S. Degree in Education from Indiana University.

                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The federal securities laws require the Company's directors and officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any securities of the Company. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31, 1996, all of the Company's officers and directors made all required filings, except that each director and officer filed one late annual report on Form 5.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table shows the aggregate cash compensation paid by the Company to (i) the chief executive officer, and (ii) the executive officers of the Company for the years ended December 31, 1996, 1995, and 1994.


                                                         Annual Compensation
                                                         -------------------
                                                                                      Long Term
                                                                    Other Annual      Compensation
Name and Position                  Year    Salary ($)    Bonus ($)  Compensation ($)  Options (#)
-----------------                  ----    ----------    ---------  ----------------  -----------
Thomas P. Lewis                    1996      104,000      14,426          -0-              -0-
President and Chief Executive      1995      104,000       6,000        8,335(1)           -0-
Officer                            1994       96,000       8,500        8,335(1)           -0-

Ronald L. Edmonds                  1996       92,000       9,617          -0-            25,000
Executive Vice President and       1995       92,000       4,000          -0-              -0-
Chief Financial Officer            1994       85,000       7,000          -0-              -0-

Cassandra T. Speier                1996       89,000        -0-           -0-            25,000
Senior Vice President -            1995       86,833       1,250          -0-              -0-
Center Operations                  1994       38,958        -0-           -0-            15,000

Randall N. Reichle, O.D.           1996       84,000      52,115          -0-             5,000
Vice President and                 1995       84,000      46,333          -0-              -0-
National Optometric Director       1994       82,500      37,765          -0-              -0-

Donald A. Hood, O.D.               1996       85,000      54,959          -0-              -0-
The Eye Health Network             1995       85,000      25,000          -0-              -0-
President and  Chief Executive     1994       85,000      39,654          -0-            50,000
Officer

(1) In January 1990, the Company entered into a stock bonus arrangement with Mr. Lewis,  pursuant to which Mr. Lewis was issued 1,667 shares on each January 1, for five years,  commencing January
1, 1991,  provided  Mr.  Lewis was an  employee  of the  Company on such  dates.  The stock bonus arrangement was partial compensation for Mr. Lewis' relocation to Memphis, Tennessee.



                            Option Grants in 1996(1)
                            ------------------------
                                                                                    Potential Realizable
                                                                                 Value at Assumed Rates of
                                  % of Total Options   Exercise                    Stock Appreciation for
                        Options       Granted to         Price                          Option Term
Name                    Granted    Employees in 1996    ($/Sh)   Expiration Date     5%($)       10%($)
----                    -------    -----------------    ------   ---------------     -----       ------
Ronald L. Edmonds       25,000            20%            $5.75    August, 2002      48,889       110,912
Cassandra T. Speier     25,000            20%            $5.75    August, 2002      48,889       110,912
Randall N. Reichle       5,000            4%             $5.75    August, 2002       9,778       22,182


                       Aggregated Option Exercises in 1996(1) and Year end Option Values(2)
                       --------------------------------------------------------------------


                               Number of Unexercised Options    Value of Unexercised In-The-Money Options
                                        at Year End                          at Year End ($)
Name                             Exercisable/Unexercisable            Exercisable/Unexercisable (2)
----                             -------------------------            -----------------------------
Thomas P. Lewis                        21,667/18,333                        $78,650/$66,550
Ronald L. Edmonds                      12,667/35,333                        $45,980/$59,510
Randall N. Reichle, O.D.                3,667/12,333                        $13,310/$31,020
Donald A. Hood, O.D.                        0/50,000                             $0/$140,000
Cassandra T. Speier                         0/40,000                            $0/$53,950

(1)  During 1996, no options were exercised by any executive officer.

(2)  Option values are based on a December 31, 1996 market price per share of $6.63.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of March 1, 1997, the Company's records indicated that the following number of shares were beneficially owned by (i) each person known by the Company to beneficially own more than 5% of the Company's shares; (ii) directors and persons nominated to become directors of the Company and executive officers; and
(iii) directors and officers of the Company as a group.

                 Name of Beneficial Owner            Amount and Nature of     Percent of Class(1)
                 ------------------------           Beneficial Ownership (1)  -------------------
                                                    ------------------------
(i)   The Dreyfus Corporation
      c/o Mellon Bank Corporation
      One
      Mellon Bank Center
      Pittsburgh,  PA  15258                                    650,000            8.20%

(ii)  Andrew W. Miller(2)                                       324,992            4.10%

      Herman L. Tacker, O.D.(3)                                 133,553            1.68%

      Thomas P. Lewis(4)                                        152,689            1.93%

      Ronald L. Edmonds(5)                                       15,516            0.20%

      Donald A. Hood, O.D.                                       80,038            1.01%

      Randall N. Reichle, O.D.(6)                                10,393            0.18%

      Cassandra T. Speier                                           -0-             -0-

(iii) Directors and Executive Officers as a group               720,949            9.09%
      (7 persons)(7)

                                       19

(1) Unless otherwise indicated, beneficial ownership consists of sole voting and investing power based on 7,926,935 shares issued and outstanding, including options and warrants to purchase 1,049,623 shares which are exercisable or become exercisable within 60 days.

(2)   Included in Mr. Miller's shares are options to purchase 10,000 shares.

(3) Of the total of 133,553 shares shown, 16,875 are held jointly by Dr. Tacker and his wife, Wilma R. Tacker. Included in Dr. Tacker's shares are options to purchase 11,667 shares.

(4)   Included in Mr. Lewis' shares are options to purchase 21,667 shares.

(5)   Included in Mr. Edmond's shares are options to purchase 12,667 shares.

(6)   Included in Mr. Reichle's shares are options to purchase 3,667 shares.

(7) Included in the ownership of directors and executive officers as a group are options to purchase 59,667 shares, which are exercisable or become exercisable within 60 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company has, and expects to have, transactions in the ordinary course of its business with directors and officers of the Company and their affiliates, including members of their families or corporations, partnerships or other organizations in which such officers or directors have a controlling interest, on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. The Company has an agreement to perform management services for Cathleen M. Schanzer, M.D., the Medical Director for the Company's Memphis Center. Dr. Schanzer is the wife of the Company's president, Thomas P. Lewis. The management agreement includes payments to Dr. Schanzer equal to 35% of the cash receipts of the practice, but with minimum payments to her totaling $200,400 per year. Dr. Schanzer received approximately $389,000 in 1996 pursuant to the management agreement.

      On March 13, 1996, the Company acquired the assets of an ophthalmology practice known as Capital Eye Center located in Tallahassee, Florida and entered into a long-term management agreement with the selling physician's professional corporation. In addition, the Company acquired all of the stock of an ambulatory surgery center associated with the practice known as Capital Eye Surgery Center. The total consideration for these transactions included cash of $2 million and a $1.4 million 7% convertible subordinated note due in 60 monthly installments. In connection with this transaction, the Company obtained bridge financing in the form of a 12% $2.5 million subordinated note. The financing was obtained from an affiliate of the Company's chairman of the board, Andrew W. Miller. The note was repaid June 12, 1996 with the proceeds of the sale of preferred stock.

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


                                          OMEGA HEALTH SYSTEMS, INC.
                                          By s/s Thomas P. Lewis
                                             -----------------------------
                                          Ronald L. Edmonds
                                          Executive Vice President
                                          and Chief Financial Officer

                                          Date    April 29, 1997
                                               ----------------------------

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


Stockholders' equity (note 7):
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

Commitments and contingencies (notes 3 and 9)
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

            On March 28, 1997, a formal announcement from the staff of the United States Securities and Exchange Commission was made available which impacted the Company's calculation of earnings per share with respect to the May 1996 issuance of convertible preferred stock described in note 7. This Announcement generally required that the Company impute and reognize a preferred dividend for the difference between the conversion price to preferred shareholders at issuance and the value of the related common stock solely as measured in the public market at that date.

            The Company has followed the guidance in the announcement in the calculation of earnings (loss) per share in the accompanying consoldiated financial statements. Absent the impact of this Announcement, the Company would have reported earnings per share for 1996 of $0.20.

      (m)   Use of Estimates
            ----------------

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and
                                           31

--------------------------------------------------------------------------------
                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1996, 1995 and 1994

            liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. In particular, the liability for eye care claims payable is necessarily based on such estimates and, accordingly, amounts ultimately paid will be more or less than such estimates.

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

            The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings per Share," and SFAS No.129, "Disclosure of Information about Capital Structure." SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. SFAS 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. Management believes that the Company's adoption of these standards, when effective, will not have a
            significant   impact   on   the  Company's   consolidated  financial
            statements.
                                           32

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

      On March 12, 1996, the Company completed the acquisition of the assets of the ophthalmology practice of Paul R. Garland, MD, of Tallahassee, Florida. In addition, the Company acquired all of the capital stock of the surgery center associated with Dr. Garland's practice, Capital Eye Surgery Center, Inc. Simultaneously with the acquisition, the Company entered into a twenty-five year management agreement with Dr. Garland's professional corporation. The total consideration for the Garland transactions was $3.4 million, of which $2 million was paid in cash, with the balance in the form of a five year subordinated note. The note is due in monthly installments, bears interest at 7% and is convertible into Omega common stock at a conversion price of $6.50 per share. In connection with the Garland acquisition, the Company obtained bridge financing in the form of a 12% $2.5 million subordinated note. The financing was obtained from an affiliate of the Company's chairman of the board. The note was repaid June 12, 1996 with the proceeds of the sale of preferred stock.
                                      33

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

      The following sets forth certain pro forma financial information for the twelve months ended December 31, 1996 and 1995 as if the Tallahassee and Dallas transactions, which were accounted for as purchases, had been completed as of January 1, 1995:


                                                    1996            1995
                                                    ----            ----
          Revenues                             $46,653,440      30,651,000
          Net earnings                           1,776,670       1,094,000
          Net earnings per common share                .03             .20
          Weighted average shares                6,114,621       5,465,781

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

(8)   Benefit Plan
      ------------

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

(9)   Contingencies
      -------------

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

(10)  Supplemental Cash Flow  Information
      -----------------------------------

      Capital lease obligations of approximately $981,000, $1,275,000 and $76,000 were incurred in 1996, 1995, and 1994, respectively. See note 3.
                                       41

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


(11)  Subsequent Events
      -----------------


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



(12)  Supplementary Information
      -------------------------


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