Form 10-Q
period 1997-03-31
OMEGA HEALTH SYSTEMS INC
filed 1997-05-15
CIK 864902

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the quarter ended    March 31, 1997
                                 ------------------------------------------
or
[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                     Outstanding at April 30, 1997 Class
---------------------------------------------------------------------------
 Common Stock, $0.06 par value                    7,412,520

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1997


                         PART 1 - FINANCIAL INFORMATION


         Index to Financial Information:                                 Page
                                                                        -------

         Item 1:
                  Condensed Consolidated Balance Sheets
                  as of  March 31, 1997 and December 31,
                  1996                                                      3

                  Condensed Consolidated Statements of
                  Operations for the Three Months Ended
                  March 31, 1997 and 1996                                   4

                  Condensed Consolidated Statements of
                  Cash Flows for the Three Months Ended
                  March 31, 1997 and 1996                                   5

                  Notes to Condensed Consolidated
                  Financial Statements                                      6

         Item 2:

                  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                8

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 and December 31, 1996
                                   (unaudited)

                           ASSETS                             1997             1996
Current Assets:
   Cash                                                   $  3,371,197       2,943,617
   Accounts receivable, net of allowances
     for contractual adjustments and
     doubtful accounts of $1,972,683 and
     $1,760,091 in 1997 and 1996, respectively               6,673,557       5,990,723
   Other receivables                                           518,221         484,460
   Prepaid expenses                                            800,645         534,661
                                                          ------------    ------------
            Total current assets                            11,363,620       9,953,461
Equipment, furniture and fixtures                           12,762,424      11,796,511
                                                          ------------    ------------
Accumulated depreciation                                    (6,467,543)     (5,965,932)
                                                          ------------    ------------
            Net equipment, furniture and fixtures            6,294,881       5,830,579
Intangible assets from acquisition, net of
     amortization of $545,790and $411,536 in
     1997 and 1996, respectively                            11,528,596      10,513,937
Other assets                                                 1,674,760       1,141,580
                                                          ------------    ------------
            Total assets                                  $ 30,861,857      27,439,557
                                                          ============    ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                     3,660,868       2,799,196
   Claims liability                                          1,690,455       1,176,068
   Current installments of long-term debt                      695,155         836,894
   Current installments of subordinated debt                   393,280         368,166
                                                          ------------    ------------
            Total current liabilities                        6,439,758       5,180,324
Long-term debt, excluding current
     installments                                            6,998,453       5,837,456
Subordinated debt, excluding current
    installments                                             1,210,014       1,367,718
                                                          ------------    ------------
            Total liabilities                               14,648,225      12,385,498
Minority Interest                                                 --            10,896
Stockholders' equity:
   Common stock                                                422,060         411,946
   Preferred stock                                             307,441         485,049
   Additional paid in capital                               22,195,473      21,399,307
   Accumulated deficit                                      (6,711,342)     (7,253,139)
                                                          ------------    ------------
            Total stockholders' equity                      16,213,632      15,043,163
                                                          ------------    ------------

             Total liabilities and stockholders' equity   $ 30,861,857      27,439,557
                                                          ============    ============


See accompanying notes to condensed consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three months Ended March 31, 1997 and 1996
                                   (unaudited)

                                                         1997            1996

Center net revenues                                 $  7,561,113       4,915,330
Managed care revenues                                  4,304,888       3,333,863
Supply and equipment sales                               434,109         491,778
Management and other revenues                             26,592         156,756
                                                    ------------    ------------

             Total revenues                           12,326,702       8,897,727

Center operating expenses                              6,313,253       4,501,338
Eye care claims                                        3,305,478       2,500,967
Cost of sales                                            300,569         353,818
Provision for doubtful accounts                          124,096          43,906
Selling, general, administrative and
   development expenses                                1,614,968       1,316,742
                                                    ------------    ------------

             Earnings from operations                    668,338         180,956

Non-operating revenue (expenses):
   Interest expense                                     (169,812)       (115,671)
   Interest and other revenue                            100,382          56,844
                                                    ------------    ------------

             Earnings before minority interest           598,908         122,129

Minority interest in net income of  majority-owned
  partnership                                            (46,612)              0

             Earnings before income taxes                552,296         122,129

Income tax expense                                             0               0
                                                    ------------    ------------

             Net earnings                           $    552,296         122,129
                                                    ============    ============

Earnings per common share                           $       0.08    $       0.03
                                                    ============    ============

See accompanying notes to condensed consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1997 and 1996
                                   (unaudited)

                                                          1997           1996
Cash flows from operations:
   Net earnings                                          552,296        122,129
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
    Depreciation and amortization                        400,236        256,548
    Provision for doubtful accounts                      124,096         43,906
    Minority Interest in partnerships                     46,612              0
    Increase in:
      Receivables                                       (956,502)      (228,561)
      Prepaids and other assets                         (598,907)      (206,761)
    Increase (decrease) in:
      Accounts payable and accrued expenses              922,458       (108,117)
      Eye care claims payable                            514,387        (43,626)
                                                     -----------    -----------
Net cash provided by (used in)
   operating activities                                1,004,676       (164,482)

Cash flows from investing activities:
  Capital expenditures                                  (281,724)      (213,684)
  Acquisition of Tallahasse, FL practice                       0     (2,014,701)
  Acquisition of Birmingham, AL practice                 (46,574)             0
  Acquisition of Tennessee optometric practice          (205,860)             0
  Other                                                   (8,091)       (64,145)
                                                     -----------    -----------

Net cash used in investing activities                   (542,249)    (2,292,530)

Cash flows from financing activities:
  Proceeds from issuance of common stock                  51,001              0
  Net change in long-term debt                            (7,832)     2,483,190
  Distributions to minority interest                     (62,570)             0
  Other                                                  (15,446)             0
                                                     -----------    -----------
Net cash provided by (used in) financing
  activities                                             (34,847)     2,483,190
                                                     -----------    -----------

Net increase in cash                                     427,580         26,178

Cash at beginning of period                            2,943,617      2,735,556
                                                     -----------    -----------

Cash at end of period                                $ 3,371,197      2,761,734
                                                     ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                 OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1.  Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1996, as set forth in the annual consolidated financial statements of Omega Health Systems, Inc. Certain prior year interim balances have been reclassified to conform to the 1997 presentation. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.


2.  Earnings Per Share

Earnings per common share for 1997 and 1996 were computed by dividing the earnings or losses by the weighted average number of common and common equivalent shares outstanding during the quarter (7,144,724 and 4,849,396, respectively).

3.  Acquisitions

On March 5, 1997, the Company completed the acquisition of the assets of the ophthalmology practice of Sarah J. Hays, M.D., of Birmingham, AL. Simultaneously with the acquisition, the Company entered into a long-term management agreement with Dr. Hays' professional corporation.

The assets were acquired in exchange for 108,081 shares of the Company's common stock and $859,500 in cash. The cash portion of the transaction was financed under the Company's revolving credit facility with NationsCredit Commercial Corporation.

On May 1, 1997, the Company completed the acquistion of the assets of the ophthalmology practice of Joseph F. Faust, M.D., of Marion, IN and a 50% interest in the associated ambulatory surgery center. Simultaneously with the acquisitions, the Company entered into long-term management agreements to manage both the practice and the surgery center.

The assets were acquired in exchange for 169,000 shares of the Company's common stock and $1.7 million in cash. The cash portion of the transaction was financed under the Company's revolving credit facility with NationsCredit Commercial Corporation.

On May 1, 1997, the Company completed a merger with Primary Eyecare Network, based in San Ramon, CA. Primary Eyecare Network provides products and services to independent optometrists, including management, purchasing, education, training, and publications.

In connection with the merger, the Company issued 195,000 shares of its common stock to the shareholders of Primary Eyecare Network and paid $1.9 million in cash The cash portion of the transaction was financed under the Company's revolving credit facility with NationsCredit Commercial Corporation.

                 OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)


4.  Revolving Credit Agreement

On February 25, 1997, the Company  entered into a $15,000,000  revolving  credit agreement with NationsCredit Commercial Corporation, an affiliate of NationsBank. Borrowings under the credit agreement will be used to finance acquisitions, repay existing indebtedness and provide working capital. The credit agreement has a six-year term and is fully revolving for the first two years.

5.  Contingencies

The Company is engaged in the business of providing support and management services to the eye care profession, which subjects it to intense federal and state regulation. Both state and federal laws prohibit fee splitting and other forms of compensation based on patient referral. These regulations may, in the future, be amended or interpreted in such a fashion as to adversely affect the business of Omega.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total revenues for the quarter ended March 31, 1997 increased $3,429,000 or 39% over revenues for the corresponding period of the prior year.

Center net revenues increased $2,646,000 or 54% for the quarter compared to the same period in 1996. The increase resulted from the addition of the practice in Tallahassee, Florida purchased late in the first quarter of 1996, the addition of the practice and surgery center in Dallas, Texas purchased late in the third quarter of 1996, and the addition of the Birmingham, Alabama practice purchased in March 1997, as well as increases in revenues of practices managed in both 1996 and 1997 ("same clinic") of 9% for the quarter. Center operating expenses rose 40% or $1,812,000 compared to the same period in 1997. The increase in center operating expenses reflected the additions of the practices in Tallahassee, Dallas, and Birmingham.

The Company's managed care operations continued to experience growth with revenue increase of 29% or $971,000 for the quarter over the corresponding period of 1996. Claims expense also increased 32% for the quarter in correlation with the increase in managed care revenue.

Supply and equipment sales decreased $58,000 or 12% for the quarter ended March 31, 1997 over the same period of 1996. The decrease reflects the reduction in equipment sales, which have lower margins, and is partially offset by an increase in mobile surgical revenues, resulting in higher margins realized in 1997.

Selling, general, and administrative expenses increased approximately 23% for the quarter compared to the same period in 1996. This increase primarily reflects the expansion of operations at the Eye Health Network as well as increased development costs as the Company began to expand its acquisition program.

Interest expense increased $54,000 for the three months ended March 31, 1997 compared to the same period of 1996. This increase relates to the increase in
bank  financing   incurred  in  late  1996  and  in  1997  in  connection   with
acquisitions.

ACQUISITIONS

On March 5, 1997, the Company completed the acquisition of the assets of the ophthalmology practice of Sarah J. Hays, M.D., of Birmingham, AL. Simultaneously with the acquisition, the Company entered into a long-term management agreement with Dr. Hays' professional corporation.

The assets were acquired in exchange for 108,081 shares of the Company's common stock and $859,500 in cash. The cash portion of the transaction was financed under the Company's revolving credit facility with NationsCredit Commercial Corporation.

On May 1, 1997, the Company completed the acquisition of the assets of the ophthalmology practice of Joseph F. Faust, M.D., of Marion, IN and a 50% interest in the associated ambulatory surgery center. Simultaneously with the acquisitions, the Company entered into long-term management agreements to manage both the practice and the surgery center.

The assets were acquired in exchange for 169,000 shares of the Company's common stock and $1.7 million in cash. The cash portion of the transaction was financed under the Company's revolving credit facility with NationsCredit Commercial Corporation.


On May 1, 1997, the Company completed a merger with Primary Eyecare Network, based in San Ramon, CA. Primary Eyecare Network provides products and services to independent optometrists, including management, purchasing, education, training, and publications.

In connection with the merger, the Company issued 195,000 shares of its common stock to the shareholders of Primary Eyecare Network and paid $1.9 million in cash. The cash portion of the transaction was financed under the Company's revolving credit facility with NationsCredit Commercial Corporation.

LIQUIDITY, CASH FLOW, AND CAPITAL RESOURCES

For the three months ended March 31, 1997, the operating activities of the Company generated $1,005,000. The Company used $542,000 in investing activities and $35,000 in financing activities.

Cash flows from operations included significant adjustments for depreciation and amortization ($400,000) as well as provision for doubtful accounts ($124,000). Investing activities during the period included $282,000 in capital expenditures for equipment as well as acquisitions of the assets of ophthalmic and optometric practices in Alabama and Tennessee. Financing activities included debt reduction, distributions to minority interest and proceeds from the issuance of common stock.

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

Item 3.     Defaults Upon Senior Securities.
            Not Applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.
            Not Applicable.

Item 5.     Other Information.
            Not Applicable.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits:
                      (11) Statement re: computation of per share earnings.
                      (27) Financial Data Schedule (Electronic filing only).

            (b)  Reports on Form 8-K:
                      None.

                                   SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                  OMEGA HEALTH SYSTEMS, INC.
                  ----------------------------------
                  Registrant


            May 15, 1997                    /s/ Ronald L. Edmonds
                                            ------------------------------------
                                            Ronald L. Edmonds
                                            Senior Vice President and
                                            Chief Financial
                                            Officer