Form 10-Q
period 1997-06-30
OMEGA HEALTH SYSTEMS INC
filed 1997-08-14
CIK 864902

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the quarter ended    June 30, 1997
                                 ------------------------------------------
or
[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                         Outstanding at July 31, 1997
---------------------------------------------------------------------------
 Common Stock, $0.06 par value                      7,496,973

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                       For the Quarter Ended June 30, 1997


                         PART 1 - FINANCIAL INFORMATION


             Index to Financial Information:                              Page
                                                                        -------

             Item 1:
                      Condensed Consolidated Balance Sheets
                      as of  June 30, 1997 and December 31,
                      1996                                                  3

                      Condensed Consolidated Statements of
                      Operations for the Three Months Ended
                      June 30, 1997 and 1996                                4

                      Condensed Consolidated Statements of
                      Operations for the Six Months Ended
                      June 30, 1997 and 1996                                5

                      Condensed Consolidated Statements of
                      Cash Flows for the Six Months Ended
                      June 30, 1997 and 1996                                6

                      Notes to Condensed Consolidated
                      Financial Statements                                  7

             Item 2:

                      Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                            9

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 1997 and December 31, 1996
                                   (unaudited)

                           ASSETS                              1997            1996
                                                               ----            ----
Current Assets:
   Cash                                                   $  4,779,810       2,943,617
   Accounts receivable, net of allowances
     for contractual adjustments and
     doubtful accounts of $2,237,240 and
     $1,760,091 in 1997 and 1996, respectively              10,875,707       6,475,183
   Prepaid expenses                                            920,323         534,661
                                                          ------------    ------------
            Total current assets                            16,575,840       9,953,461
Equipment, furniture and fixtures                           13,560,685      11,796,511
Accumulated depreciation                                    (6,292,565)     (5,965,932)
                                                          ------------    ------------
            Net equipment, furniture and fixtures            7,268,120       5,830,579
Intangible assets from acquisition, net of
     amortization of $714,142 and $411,536 in
     1997 and 1996, respectively                            16,450,249      10,513,937
Other assets                                                 1,728,234       1,141,580
                                                          ------------    ------------
            Total assets                                  $ 42,022,443      27,439,557
                                                          ============    ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                     7,018,741       2,799,196
   Claims liability                                          2,204,319       1,176,068
   Current installments of long-term debt                      984,172         836,894
   Current installments of subordinated debt                    44,773         368,166
                                                          ------------    ------------
            Total current liabilities                       10,252,005       5,180,324
Long-term debt, excluding current
     installments                                           11,329,808       5,837,456
Subordinated debt, excluding current
    installments                                             1,118,647       1,367,718
                                                          ------------    ------------
            Total liabilities                               22,700,460      12,385,498
Minority Interest                                              111,551          10,896
Stockholders' equity:
   Common stock                                                448,873         411,946
   Preferred stock                                             184,012         485,049
   Additional paid in capital                               25,847,801      22,685,778
   Accumulated deficit                                      (7,270,254)     (8,539,610)
                                                          ------------    ------------
            Total stockholders' equity                      19,210,432      15,043,163
                                                          ------------    ------------

             Total liabilities and stockholders' equity   $ 42,022,443      27,439,557
                                                          ============    ============

See accompanying notes to condensed consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three Months Ended June 30, 1997 and 1996
                                   (unaudited)

                                                          1997             1996
                                                          ----             ----

Ophthalmic center net revenues                       $  9,181,783       6,187,831
Managed eye care revenues                               4,383,259       3,586,677
Optometric practice services                            6,388,790               0
Supply and equipment sales                                353,030         583,315
Other revenues                                            139,700         104,672
                                                     ------------    ------------

             Total revenues                            20,446,562      10,462,495

Center operating expenses                               7,476,451       5,144,917
Eye care claims                                         3,474,367       2,898,670
Cost of sales                                           6,273,218         424,614
Provision for doubtful accounts                           251,918         134,402
Selling, general, administrative and
   development expenses                                 1,849,264       1,439,315
                                                     ------------    ------------

             Earnings from operations                   1,121,344         420,577

Non-operating revenue (expenses):
   Interest expense                                      (272,209)       (179,182)
   Interest and other revenue                              21,587          55,935
                                                     ------------    ------------

             Earnings before minority interest            870,722         297,330

Minority interest in net income of  majority-owned
  partnership                                            (136,514)              0
                                                     ------------    ------------

             Net earnings                                 734,208         297,330

Preferred dividends, principally imputed                   (6,650)     (1,359,371)
                                                     ------------    ------------

             Net earnings                            $    727,558      (1,062,041)
                                                     ============    ============

Earnings per common share                            $       0.10    ($      0.22)
                                                     ============    ============

See accompanying notes to condensed consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1997 and 1996
                                   (unaudited)

                                                          1997            1996
                                                          ----            ----
Ophthalmic center net revenues                       $ 16,742,896      11,103,161
Managed eye care revenues                               8,688,147       6,920,540
Optometric practice services                            6,388,790               0
Supply and equipment sales                                787,139       1,075,093
Other revenues                                            166,292         261,428
                                                     ------------    ------------

             Total revenues                            32,773,264      19,360,222

Center operating expenses                              13,789,704       9,646,255
Eye care claims                                         6,779,845       5,399,637
Cost of sales                                           6,573,787         778,432
Provision for doubtful accounts                           376,014         178,308
Selling, general, administrative and
   development expenses                                 3,464,232       2,756,057
                                                     ------------    ------------

             Earnings from operations                   1,789,682         601,533

Non-operating revenue (expenses):
   Interest expense                                      (442,021)       (294,853)
   Interest and other revenue                             121,969         112,779
                                                     ------------    ------------

             Earnings before minority interest          1,469,630         419,459

Minority interest in net income of  majority-owned
  partnership                                            (183,126)              0
                                                     ------------    ------------

             Net earnings                               1,286,504         419,459

Preferred dividends, principally imputed                  (17,149)     (1,359,371)
                                                     ------------    ------------

             Net earnings                            $  1,269,355        (939,912)
                                                     ============    ============

Earnings per common share                            $       0.17    ($      0.19)
                                                     ============    ============


See accompanying notes to condensed consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1997 and 1996
                                   (unaudited)

                                                          1997           1996
                                                          ----           ----
Cash flows from operations:
   Net earnings                                      $ 1,286,504        419,459
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
    Depreciation and amortization                        896,806        548,755
    Provision for doubtful accounts                      376,014        178,308
    Minority Interest in partnerships                    183,126              0
    Increase in:
      Receivables                                     (1,355,251)      (453,083)
      Prepaids and other assets                         (908,629)      (401,685)
    Increase (decrease) in:
      Accounts payable and accrued expenses              815,282       (971,912)
      Eye care claims payable                          1,028,251       (290,210)
                                                     -----------    -----------
Net cash provided by (used in)
   operating activities                                2,322,103       (970,368)

Cash flows from investing activities:
  Capital expenditures                                  (645,361)      (471,245)
  Acquisition of assets of ophthalmic practices         (484,131)    (2,126,716)
  Acquisition of Primary Eye Care Network, net
         of cash acquired                                518,462              0
                                                     -----------    -----------

Net cash used in investing activities                   (611,030)    (2,597,961)

Cash flows from financing activities:
  Proceeds from issuance of common stock                 201,001              0
  Proceeds from issuance of preferred stock                    0      6,546,237
  Net change in long-term debt                            27,218       (224,048)
  Distributions to minority interest                     (82,471)             0
  Other                                                  (20,628)             0
                                                     -----------    -----------
Net cash provided by financing
  activities                                             125,120      6,322,189
                                                     -----------    -----------

Net increase in cash                                   1,836,193      2,753,860

Cash at beginning of period                            2,943,617      2,735,556
                                                     -----------    -----------

Cash at end of period                                $ 4,779,810      5,489,416
                                                     ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                 OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1.  ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1996, as set forth in the annual consolidated financial statements of Omega Health Systems, Inc. Certain prior year interim balances have been reclassified to conform to the 1997 presentation. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six month period ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.


2.  EARNINGS PER SHARE

Earnings per common share for 1997 and 1996 were computed by dividing the earnings or losses by the weighted average number of common and common equivalent shares outstanding during the quarter (7,516,502 and 4,882,929, respectively) and the six month period (7,321,679 and 4,872,065, respectively).

3.  ACQUISITIONS

On March 5, 1997, the Company completed the acquisition of the assets of the ophthalmology practice of Sarah J. Hays, M.D., of Birmingham, AL. Simultaneously with the acquisition, the Company entered into a long-term management agreement with Dr. Hays' professional corporation. The assets were acquired in exchange for 108,081 shares of the Company's common stock and $859,500 in cash. The cash portion of the transaction was financed under the Company's revolving credit facility with NationsCredit Commercial Corporation (NationsCredit).

On May 1, 1997, the Company completed the acquistion of the assets of the ophthalmology practice of Joseph F. Faust, M.D., of Marion, IN and a 50% interest in the associated ambulatory surgery center. Simultaneously with the acquisitions, the Company entered into long-term management agreements to manage both the practice and the surgery center. The assets were acquired in exchange for 169,000 shares of the Company's common stock and $1.7 million in cash. The cash portion of the transaction was financed under the Company's revolving credit facility with NationsCredit.

On May 1, 1997, the Company completed a merger with Primary Eyecare Network, based in San Ramon, CA. Primary Eyecare Network provides products and services to independent optometrists, including management, purchasing, education, training, and publications. In connection with the merger, the Company issued 195,000 shares of its common stock to the shareholders of Primary Eyecare Network and paid $1.9 million in cash The cash portion of the transaction was financed under the Company's revolving credit facility with NationsCredit.

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

6.  RECENT ACCOUNTING PRONOUNCEMENT

The Company will adopt Statement of Financial Accounting Standards No. 128 (SFAS No. 128) Earnings per Share for the year ending December 31, 1997. SFAS No. 128 requires the calculation of basic earnings per share which is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period and diluted earnings per common share which is computed using the weighted average number of shares of common stock, common stock equivalents and any other dilute securities. As required, the Company will restate the reported earnings per share. Basic earnings (loss) per share would have been $.10 and $(.23) for the three months ended June 30, 1997 and 1996, respectively, and $.18 and $(.20) for the six months ended June 30, 1997 and 1996, respectively. Diluted earnings (loss) per share would have been $.10 and $(.17) for the six months ended June 30, 1997 and 1996, respectively.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total revenues for the quarter ended June 30, 1997 increased $9,984,000 or 95% over revenues for the corresponding period of the prior year. Total revenues for the six months ended June 30, 1997 increased $13,413,000 or 69%.

Center net revenues increased $2,994,000 or 48% for the quarter and $5,640,000 or 51% for the six months compared to the same periods in 1996. The increase resulted from the addition of the practice in Tallahassee, Florida purchased late in the first quarter of 1996, the addition of the practice and surgery center in Dallas, Texas purchased late in the third quarter of 1996, the addition of the Birmingham, Alabama practice purchased in March 1997, the addition of the Marion, Indiana practice purchased in May, 1997, as well as increases in revenues of practices managed in both 1996 and 1997 ("same clinic") of 7% for the quarter and 10% for the six months. Center operating expenses rose 45% or $2,331,000 for the quarter and 43% for the six months compared to the same periods in 1996. The increase in center operating expenses reflected the additions of the practices in Tallahassee, Dallas, Birmingham, and Marion. The increase in same clinic center operating expenses were 13% for the quarter and 9% for the six months compared to the same periods in 1996.

The Company's managed care operations continued to experience growth with revenue increase of 22% or $576,000 for the quarter and 26% for the six months over the corresponding periods of 1996. Claims expense also increased 20% for the quarter and 25% for the six months in correlation with the increase in managed care revenue.

Optometric practice service revenue is $6,389,000 for the quarter and six months ended June 30, 1997. Optometric practice services provides products and services to independent optometrists, including management, purchasing, education, training, and publications and is related to the acquisition of Primary Eye Care Network. Supply and equipment sales decreased $230,000 or 39% for the quarter and $288,000 or 27% for the six months ended June 30, 1997 over the same period of 1996. The decrease reflects the reduction in equipment sales, which have lower margins, and is partially offset by an increase in mobile surgical revenues, resulting in higher margins realized in 1997.

Selling, general, and administrative expenses increased approximately 28% for the quarter and 26% for the six months compared to the same periods in 1996. This increase primarily reflects the expansion of operations at the Eye Health Network as well as increased development costs as the Company began to expand its acquisition program and administrative expenses related to Primary Eye Care Network, acquired in May, 1997.

Interest expense increased $93,000 for the quarter and $147,000 for the six months ended June 30, 1997 compared to the same period of 1996. This increase relates to the increase in bank financing incurred in late 1996 and in 1997 in connection with acquisitions.

ACQUISITIONS

On March 5, 1997, the Company completed the acquisition of the assets of the ophthalmology practice of Sarah J. Hays, M.D., of Birmingham, AL. Simultaneously with the acquisition, the Company entered into a long-term management agreement with Dr. Hays' professional corporation. The assets were acquired in exchange for 108,081 shares of the Company's common stock and $859,500 in cash. The cash portion of the transaction was financed under the Company's revolving credit facility with NationsCredit Commercial Corporation (NationsCredit).

On May 1, 1997, the Company completed the acquisition of the assets of the ophthalmology practice of Joseph F. Faust, M.D., of Marion, IN and a 50% interest in the associated ambulatory surgery center. Simultaneously with the acquisitions, the Company entered into long-term management agreements to manage both the practice and the surgery center. The assets were acquired in exchange for 169,000 shares of the Company's common stock and $1.7 million in cash. The cash portion of the transaction was financed under the Company's revolving credit facility with NationsCredit.

On May 1, 1997, the Company completed a merger with Primary Eyecare Network, based in San Ramon, CA. Primary Eyecare Network provides products and services to independent optometrists, including management, purchasing, education, training, and publications. In connection with the merger, the Company issued 195,000 shares of its common stock to the shareholders of Primary Eyecare Network and paid $1.9 million in cash. The cash portion of the transaction was financed under the Company's revolving credit facility with NationsCredit.

LIQUIDITY, CASH FLOW, AND CAPITAL RESOURCES

For the six months ended June 30, 1997, the operating activities of the Company generated $2,322,103. The Company used $611,000 in investing activities and generated $125,000 in financing activities.

Cash flows from operations included significant adjustments for depreciation and amortization ($897,000) as well as provision for doubtful accounts ($376,000). Investing activities during the period included $645,000 in capital expenditures for equipment as well as acquisitions of the assets of ophthalmic and optometric practices in Alabama, Texas, Indiana, and Tennessee, net of cash acquired in the acquisition of Primary Eye Care Network. Financing activities included an increase in debt, distributions to minority interest and proceeds from the issuance of common stock.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         Not Applicable.

Item 5.  Other Information.
         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits:
                  (11) Statement re: computation of per share earnings.
                  (27) Financial Data Schedule (Electronic filing only).

         (b)  Reports on Form 8-K:
                  The Company filed a current report on Form 8-K on May 16, 1997. The Form 8-K reported Item 1 Acquisition or Disposition of Assets in connection with the acquisition of the assets of the ophthalmology practice of Joseph Faust, M.D., the formation of Outpatient Surgery Center of Indiana, LLP, and the merger with Primary Eye Care Network.

                                   SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                  OMEGA HEALTH SYSTEMS, INC.
                  ----------------------------------
                  Registrant


            August 13, 1997                 By \s\ Ronald L. Edmonds
                                            ------------------------------------
                                            Ronald L. Edmonds
                                            Executive Vice President and
                                            Chief Financial
                                            Officer






























12