Form 10-Q
period 1997-09-30
OMEGA HEALTH SYSTEMS INC
filed 1997-11-14
CIK 864902

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the quarter ended    September 30, 1997
                                 ------------------------------------------
or
[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                         Outstanding at October 31, 1997
--------------------------------------------------------------------------------
 Common Stock, $0.06 par value                           7,725,151

                OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                                 FORM 10-Q
                  For the Quarter Ended September 30, 1997


                       PART 1 - FINANCIAL INFORMATION


       Index to Financial Information:                                  Page
                                                                       -------

       Item 1:
                Condensed Consolidated Balance Sheets
                as of  September 30, 1997 and December 31,
                1996                                                      3

                Condensed Consolidated Statements of
                Operations for the Three Months Ended
                September 30, 1997 and 1996                               4

                Condensed Consolidated Statements of
                Operations for the Nine Months Ended
                September 30, 1997 and 1996                               5

                Condensed Consolidated Statements of
                Cash Flows for the Nine Months Ended
                September 30, 1997 and 1996                               6

                Notes to Condensed Consolidated
                Financial Statements                                      7

       Item 2:

                Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                                9

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 1997 and December 31, 1996
                                   (unaudited)

                           ASSETS                            1997              1996
Current Assets:
   Cash                                                   $  5,643,986       2,943,617
   Accounts receivable, net of allowances
     for contractual adjustments and
     doubtful accounts of $2,602,644 and
     $1,760,091 in 1997 and 1996, respectively              11,858,079       6,475,183
   Prepaid expenses and other assets                           923,190         534,661
                                                          ------------    ------------
            Total current assets                            18,425,255       9,953,461
Equipment, furniture and fixtures:
     Owned                                                  11,838,815       9,254,482
     Held under lease                                        2,667,676       2,542,029
Less:  Accumulated depreciation                             (6,609,279)     (5,965,932)
                                                          ------------    ------------
            Net equipment, furniture and fixtures            7,897,212       5,830,579
Management service agreements and other
intangible
      assets, net of accumulated amortization of
      $887,286 and $411,536 in 1997 and 1996,
     Respectively                                           19,194,725      10,513,937
Deferred tax asset                                           1,180,000               0
Other assets                                                 1,886,832       1,141,580
                                                          ------------    ------------
            Total assets                                  $ 48,584,024      27,439,557
                                                          ============    ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                          5,915,440       1,407,647
   Accrued Expenses                                          2,377,438       1,391,549
   Eye care claims payable                                   2,086,829       1,176,068
   Current installments of obligations under capital
      lease and long-term debt                               1,221,192       1,205,060
                                                          ------------    ------------
            Total current liabilities                       11,600,899       5,180,324
Obligations under capital lease, excluding
     current installments                                    1,058,524       1,367,718
Long-term debt, excluding current
     installments                                           13,470,323       5,837,456
                                                          ------------    ------------
            Total liabilities                               26,129,746      12,385,498
Minority Interest                                               54,254          10,896
Stockholders' equity:
   Common stock                                                462,686         411,946
   Preferred stock                                                   0         485,049
   Additional paid in capital                               27,174,345      22,685,778
   Accumulated deficit                                      (5,237,007)     (8,539,610)
                                                          ------------    ------------
            Total stockholders' equity                      22,400,024      15,043,163
                                                          ------------    ------------
             Total liabilities and stockholders' equity   $ 48,584,024      27,439,557
                                                          ============      ==========




See accompanying notes to condensed consolidated financial statements.
                                       3

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 1997 and 1996
                                   (unaudited)

                                                      1997            1996

Ophthalmic center net revenues                     $  9,814,856    $  6,683,769
Managed eye care revenues                             5,005,897       3,791,035
Optometric practice services                          9,916,325               0
Mobile surgical and other                               531,878         631,120
                                                   ------------    ------------

             Total revenues                          25,268,956      11,105,924

Center operating expenses                             8,479,133       5,666,910
Eye care claims                                       3,767,011       2,971,293
Cost of sales                                         9,653,201         352,043
Provision for doubtful accounts                         203,746         143,307
Selling, general, administrative and
   development expenses                               1,900,296       1,494,037
                                                   ------------    ------------

             Earnings from operations                 1,265,569         478,334

Non-operating revenue (expenses):
   Interest income                                       18,797          28,758
   Interest expense                                    (374,481)       (125,626)
   Other revenue                                         73,811          43,497
                                                   ------------    ------------

             Earnings before minority interest          983,696         424,963

 Minority interest in net income of partnerships       (127,723)        (14,594)
                                                   ------------    ------------

             Earnings before income taxes               855,973         410,369

Income tax benefit                                    1,180,000               0
                                                   ------------    ------------

             Net earnings                          $  2,035,973         410,369

Preferred dividends, principally imputed                 (2,727)       (101,885)
                                                   ------------    ------------

             Earnings  available to common
             shareholders                          $  2,033,246    $    308,484
                                                   ============    ============

Earnings per common share                          $       0.26    $       0.06
                                                   ============    ============

See accompanying notes to condensed consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1997 and 1996
                                   (unaudited)

                                                             1997            1996
Ophthalmic center net revenues                             $ 26,557,752    $ 17,786,930
Managed eye care revenues                                    13,694,044      10,711,575
Optometric practice services                                 16,305,115               0
Mobile surgical and other                                     1,485,309       1,967,641
                                                           ------------    ------------

                       Total revenues                        58,042,220      30,466,146

Center operating expenses                                    22,268,837      15,313,165
Eye care claims                                              10,546,856       8,370,930
Cost of sales                                                16,226,988       1,130,475
Provision for doubtful accounts                                 579,760         321,615
Selling, general, administrative and
   development expenses                                       5,364,528       4,250,094
                                                           ------------    ------------

                       Earnings from operations               3,055,251       1,079,867

Non-operating revenue (expenses):
   Interest income                                               30,939          36,447
   Interest expense                                            (816,502)       (420,479)
   Other revenue                                                183,638         148,587
                                                           ------------    ------------

                       Earnings before minority interest      2,453,326         844,422

Minority interest in income of partnerships                    (310,849)        (14,594)
                                                           ------------    ------------

                       Earnings before income taxes           2,142,477         829,828

Income tax benefit                                            1,180,000               0
                                                           ------------    ------------

                       Net Earnings                           3,322,477         829,828

Preferred dividends, principally imputed                        (19,876)     (1,461,256)
                                                           ------------    ------------

                       Earnings (loss) available to
                       common shareholders                 $  3,302,601    ($   631,428)
                                                           ============    ============

Earnings (loss) per common share                           $       0.44    ($      0.12)
                                                           ============    ============








See accompanying notes to condensed consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1997 and 1996
                                   (unaudited)

                                                         1997            1996
Cash flows from operations:
   Net earnings                                        $ 3,322,477    $   829,828
   Adjustments to reconcile net earnings to net cash
     Provided by operating activities:
    Depreciation and amortization                        1,399,455        883,639
    Deferred tax asset                                  (1,180,000)             0
    Provision for doubtful accounts                        579,760        321,615
    Minority interest in partnerships                      310,849         14,594
    Increase in:
      Receivables                                       (2,351,784)    (1,196,106)
      Other receivables                                   (314,585)      (253,491)
      Prepaids and other assets                         (1,082,850)      (373,864)
    Increase (decrease) in:
      Accounts payable and accrued expenses              1,977,705     (1,011,521)
      Eye care claims payable                              910,761       (487,767)
                                                       -----------    -----------
Net cash provided by (used in)
   Operating activities                                  3,571,788     (1,273,073)

Cash flows from investing activities:
  Capital expenditures                                    (700,634)      (354,655)
  Acquisition of assets of physician practices            (534,086)    (7,088,876)
  Acquisition of Primary Eye Care Network, net
         of cash acquired                                  499,931              0
                                                       -----------    -----------

Net cash used in investing activities                     (734,789)    (7,443,531)

Cash flows from financing activities:
  Proceeds from issuance of common stock                   360,994          2,500
  Proceeds from issuance of preferred stock                      0      6,538,413
  Principal payments on long term debt                  (5,844,258)    (6,845,815)
  Principal payments on obligations under
        Capital leases                                    (514,144)      (335,124)
  Proceeds from issuance of debt                         6,156,397      9,875,045
  Distributions to minority interest                      (267,491)             0
  Other                                                    (28,128)             0
                                                       -----------    -----------
Net cash provided by (used in) financing
  Activities                                              (136,630)     9,235,019
                                                       -----------    -----------

Net increase in cash                                     2,700,369        518,415

Cash at beginning of period                              2,943,617      2,735,556
                                                       -----------    -----------
Cash at end of period                                  $ 5,643,986      3,253,971
                                                       ===========    ===========

See accompanying notes to condensed consolidated financial statements.
                                       6

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1996, as set forth in the annual consolidated financial statements of Omega Health Systems, Inc. Certain prior year interim balances have been reclassified to conform to the 1997 presentation. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine month period ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.


2.  EARNINGS PER SHARE

Earnings per common share for 1997 and 1996 were computed by dividing the earnings or losses by the weighted average number of common and common equivalent shares outstanding during the quarter (7,788,182 and 5,599,138, respectively) and the nine month period (7,468,637 and 5,114,445, respectively).

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

On May 1, 1997, the Company completed the acquisition of the assets of the ophthalmology practice of Joseph F. Faust, M.D., of Marion, IN and a 50% interest in the associated ambulatory surgery center. Simultaneously with the acquisitions, the Company entered into long-term management agreements to manage both the practice and the surgery center. The assets were acquired in exchange for 169,186 shares of the Company's common stock and $1.7 million in cash. The cash portion of the transaction was financed under the Company's revolving credit facility with NationsCredit.

On May 1, 1997, the Company completed a merger with Primary Eyecare Network, based in San Ramon, CA. Primary Eyecare Network provides products and services to independent optometrists, including management, purchasing, education, training, and publications. In connection with the merger, the Company issued 195,365 shares of its common stock to the shareholders of Primary Eyecare Network and paid $1.9 million in cash. The cash portion of the transaction was financed under the Company's revolving credit facility with NationsCredit.

On August 29, 1997, the Company completed the acquisition of substantially all of the net assets of Dillman Eye Care Associates, an ophthalmology practice, and Dillman Eye Care Optical Department, Inc. in exchange for 66,667 shares of common stock and $725,000 in cash. Simultaneously with the acquisitions, the Company entered into a long-term management agreement to manage the practice. The cash portion of the transaction was financed under the Company's revolving credit facility with NationsCredit.

On September 30, 1997, the Company completed the acquisition of substantially all of the net assets of Eye Surgeons and Consultants and Golden Eye Surgeons, two affiliated ophthalmology practices, in exchange for 89,694 shares of common stock and $672,700 in cash. Simultaneously with the acquisitions, the Company entered into a long-term management agreement to manage the practices. The cash portion of the transaction was financed under the Company's revolving credit facility with NationsCredit.

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

6.  RECENT ACCOUNTING PRONOUNCEMENT

The Company will adopt Statement of Financial Accounting Standards No. 128 (SFAS No. 128) Earnings per Share for the year ending December 31, 1997. SFAS No. 128 requires the calculation of basic earnings per share which is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period and diluted earnings per common share which is computed using the weighted average number of shares of common stock, common stock equivalents and any other dilutive securities. As required, the Company will restate the reported earnings per share. Basic earnings (loss) per share would have been $.27 and $(.06) for the three months ended September 30, 1997 and 1996, respectively, and $.45 and $(.13) for the nine months ended September 30, 1997 and 1996, respectively. Diluted earnings (loss) per share would have been $.44 and $(.12) for the nine months ended September 30, 1997 and 1996, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
                                                             Nine Months
                                                          Ended September 30
                                                        ---------------------
                                                        1997             1996
                                                        ----             ----

Revenues                                                45.8%            58.4%
     Center net revenues                                23.6             35.2
     Managed Care revenues                              28.1               -
     Optometric practice services                        2.5              6.4
                                                         ---              ---

Total revenues                                         100.0            100.0

Center operating expenses                               38.4             50.3
Eye care claims                                         18.1             27.5
Selling, general and administrative expenses             9.3             13.9
Cost of sales                                           28.0              3.7
Provision for doubtful accounts                          1.0              1.1

Earnings from operations                                 5.2%             3.5%


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

      TOTAL REVENUES. Total revenues increased from $30,466,000 for the nine months ended September 30, 1996 to $58,042,000 for the nine months ended September 30, 1997, an increase of $27,576,000 or 90.5%.

           CENTER NET REVENUES increased from $17,787,000 for the 1996 period to $26,558,000 for the 1997 period, an increase of $8,771,000, or 49.3%. The increase resulted primarily from the additions of Centers in Tallahassee, Florida; Dallas, Texas; Birmingham, Alabama; and Marion, Indiana during the 1997 period as well as the addition of an ASC in the Dallas Center. In addition, same-center revenue increased 10% for the 1997 period.

           MANAGED CARE REVENUES increased from $10,712,000 for the 1996 period to $13,694,000 for the 1997 period, an increase of $2,982,000, or 27.8%.
      The increase reflected the continued growth experienced by the Company's managed care operations.

           OPTOMETRIC PRACTICE SERVICE REVENUES were $16,305,000 for the nine months ended September 30, 1997. Optometric practice services provides products and services to independent optometrists, including purchasing, education, training, management, and publications and is related to the acquisition of PEN in May 1997.

           MOBILE SURGICAL AND OTHER REVENUES decreased from $1,967,000 for the 1996 period to $1,485,000 for the 1997 period, a decrease of 24.5%. The decrease reflected the reduction in equipment sales, which have lower margins, and was partially offset by an increase in higher margin mobile surgical revenues.

      CENTER OPERATING EXPENSES. Center operating expenses increased from $15,313,000 for the nine months ended September 30, 1996 to $22,269,000 for the nine months ended September 30, 1997, an increase of $6,956,000 or 45.4%. The increase reflected the additions of the practices in Tallahassee, Dallas, Birmingham, and Marion as well as 8% same-center operating expense increase during the 1997 period. As a percentage of center net revenues, center operating expenses decreased from 86.1% in the 1996 period to 83.8% in the 1997 period, reflecting improved performance in certain Centers and the impact of the added Centers.

      EYE CARE CLAIMS. Eye care claims increased from $8,371,000 for the nine months ended September 30, 1996 to $10,547,000 for the nine months ended September 30, 1997, an increase of $2,176,000, or 26.0%. The increase reflected the continued growth experienced by the Company's managed care operations and is directly correlated with the increase in managed care revenues. As a percentage of managed care revenues, eye care claims decreased from 78.1% in the 1996 period to 77.0% in the 1997 period.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $4,250,000 for the nine months ended September 30, 1996 to $5,365,000 for the nine months ended September 30, 1997, an increase of $1,115,000, or 26.2%. The increase primarily reflected (i) the expansion of operation at the EHN, (ii) development costs associated with expansion of the Company's practice affiliation program and (iii) the administrative expenses related to PEN during the 1997 period. As a percentage of total revenues, selling, general, and administrative expenses decreased from 13.9% in the 1996 period to 9.2% in the 1997 period.

      COST OF SALES. Cost of sales increased from $1,130,000 for the nine months ended September 30, 1996 to $16,227,000 for the nine months ended September 30, 1997, an increase of $15,097,000, or 1336.0%. This increase primarily reflected the acquisition of PEN in May 1997 and the increase in higher margin mobile surgical sales partially offset by the reduction in equipment sales which have lower margins. As a percentage of total revenues, cost of sales increased from 73.7% in the 1996 period to 28.0% in the 1997 period, primarily as a result of the acquisition.

      PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts increased from $322,000 for the nine months ended September 30, 1996 to $580,000 for the nine months ended September 30, 1997, an increase of $258,000, or 80.1%. This increase reflected the additions of the practices in Tallahassee, Dallas, Birmingham, and Marion. As a percentage of total revenues, provision for doubtful accounts marginally decreased from 1.1% in the 1996 period to 1.0% in the 1997 period.

      INTEREST INCOME (EXPENSE), Net. Interest expense increased from $420,000 for the nine months ended September 30, 1996 to $817,000 for the nine months ended September 30, 1997, an increase of $397,000, or 94.5%. This increase related to the increase in borrowings in late 1996 and the 1997 period used to finance acquisitions.

      PREFERRED DIVIDENDS. Preferred dividends decreased from $1,461,000 for the nine months ended September 30, 1996 to $19,000 for the nine months ended September 30, 1997, a decrease of $1,442,000, or 98.7%. This decrease resulted from the conversion of Series A Convertible Preferred Stock into Common Stock by preferred stockholders subsequent to September 30, 1996.

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

On May 1, 1997, the Company completed the acquisition of the assets of the ophthalmology practice of Joseph F. Faust, M.D., of Marion, IN and a 50% interest in the associated ambulatory surgery center. Simultaneously with the acquisitions, the Company entered into long-term management agreements to manage both the practice and the surgery center. The assets were acquired in exchange for 169,186 shares of the Company's common stock and $1.7 million in cash. The cash portion of the transaction was financed under the Company's revolving credit facility with NationsCredit.

On May 1, 1997, the Company completed a merger with Primary Eyecare Network, based in San Ramon, CA. Primary Eyecare Network provides products and services to independent optometrists, including management, purchasing, education, training, and publications. In connection with the merger, the Company issued 195,365 shares of its common stock to the shareholders of Primary Eyecare Network and paid $1.9 million in cash. The cash portion of the transaction was financed under the Company's revolving credit facility with NationsCredit.

On August 29, 1997, the Company completed the acquisition of substantially all of the net assets of Dillman Eye Care Associates, an ophthamology practice, and Dillman Eye Care Optical Department, Inc. in exchange for 66,667 shares of common stock and $725,000 in cash. Simultaneously with the acquisitions, the Company entered into a long-term management agreement to manage the practice. The cash portion of the transaction was financed under the Company's revolving credit facility with NationsCredit.

On September 30, 1997, the Company completed the acquisition of substantially all of the net assets of Eye Surgeons and Consultants and Golden Eye Surgeons, two affiliated ophthalmology practices, in exchange for 89,694 shares of common stock and $672,700 in cash. Simultaneously with the acquisitions, the Company entered into a long-term management agreement to manage the practices. The cash portion of the transaction was financed under the Company's revolving credit facility with NationsCredit.

LIQUIDITY, CASH FLOW, AND CAPITAL RESOURCES

For the nine months ended September 30, 1997, the operating activities of the Company generated $3,572,000. The Company used $735,000 in investing activities and used $137,000 in financing activities.

Cash flows from operations included significant adjustments for depreciation and amortization ($1,399,000) as well as provision for doubtful accounts ($580,000). Investing activities during the period included $700,000 in capital expenditures for equipment as well as acquisitions of the assets of ophthalmic and optometric practices in Alabama, Texas, Indiana, Illinois, and Tennessee, net of cash acquired in the acquisition of Primary Eye Care Network. Financing activities included an increase in debt, distributions to minority interest and proceeds from the issuance of common stock.

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

         Not Applicable.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting on August 8, 1997. At the meeting, two directors, Andrew W. Miller and Herman L. Tacker, O.D. were re-elected to three year terms on the board of directors, by votes of 4,519,513 for, 5,333 against, and none abstaining. Other members of the board of directors who continue to serve are Ronald L. Edmonds, Donald
         A. Hood, O.D., and Thomas P. Lewis.

         At the meeting, shareholders also ratified the authorization of the Audit Committee of the Board of Directors to select the Company's independent auditors for 1997 by votes of 4,516,753 for, 1,691 against and 6,402 abstaining.

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

                   OMEGA HEALTH SYSTEMS, INC.
                   --------------------------------------------------
                   Registrant


      November 14, 1997                 By \s\ Ronald L. Edmonds
                                        ---------------------------------
                                        Ronald L. Edmonds
                                        Executive Vice President and
                                        Chief Financial Officer