Form 10-K
period 1997-12-31
OMEGA HEALTH SYSTEMS INC
filed 1998-03-31
CIK 864902

================================================================================
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 1997

                                       OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 0-19283

                           OMEGA HEALTH SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                           DELAWARE                                          13-3220466
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

                         5100 POPLAR AVENUE, SUITE 2100
                            MEMPHIS, TENNESSEE 38137
              (Address of principal executive offices and Zip Code)

         Issuer's telephone number, including area code: (901) 683-7868

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                               Title of each class
                               -------------------
                          COMMON STOCK, $.06 PAR VALUE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----

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

         The registrant's revenues for the twelve months ended December 31, 1997 were $83,483,816.

         The aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant as of March 2, 1998 is approximately $58,813,000. (For purposes of this calculation only, all executive officers and directors are classified as affiliates.)

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                CLASS                               OUTSTANDING AT MARCH 2, 1998
----------------------------------------------      ----------------------------
    Common Stock, $.06 par value                              8,715,690

                       DOCUMENTS INCORPORATED BY REFERENCE

         Documents incorporated by reference and the part of Form 10-K into which the document is incorporated:

                                      None.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Omega is a multi-faceted eye care company that provides a broad range of practice management and other services to ophthalmologists and optometrists to assist in the integration of primary, medical and surgical eye care. The Company emphasizes cooperative professional relationships between ophthalmologists and optometrists in the formation of integrated eye care networks and co-management of patient care. The Company's services allow eye care professionals to devote their time to the delivery of quality primary, medical and surgical eye care and enable them to expand and position their practices effectively in an increasingly competitive eye care environment. Omega manages 20 affiliated ophthalmology practices through which 49 affiliated ophthalmologists provide medical and surgical eye care at the Company's co-management eye care centers, which include 100 service locations and seven ambulatory surgery centers. In order to assist ophthalmologists and optometrists in accessing managed care patient volume, the Company organizes and manages eye care provider panels, consisting of 8,000 eye care professionals in all 50 states. The Company has related contracts with managed care and other third-party payors covering approximately 2.3 million lives, 1.2 million of which are on a capitated basis. Omega also provides supply and equipment purchasing, mobile surgical equipment and support services, excimer laser support services, and certain administrative services to networks of associated optometrists, ophthalmologists and other eye care providers.

EYE CARE INDUSTRY

         According to industry sources, total United States expenditures on eye care were $31.2 billion in 1995. Expenditures for medical and surgical ophthalmology care in 1995 were approximately $11.6 billion, including approximately $6.9 billion of professional charges and approximately $4.7 billion of related hospital and ASC facility charges. Approximately $19.6 billion was spent on primary eye care such as eye exams, treatment of vision disorders and prescriptions for eye glasses and contact lenses. Eye care expenditures are expected to increase as the population continues to age and as technological advances make complex ophthalmic procedures more accessible and affordable.

         Ophthalmologists generally specialize in medical and surgical eye care procedures, including cataract surgery, glaucoma surgery, laser procedures for retinal conditions, eyelid surgery, corneal surgery and strabismus surgery. Ophthalmologists are medical doctors who have completed four years of medical school training, a one year internship and at least three additional years of ophthalmic training. In 1994, there were approximately 15,600 ophthalmologists in the United States who performed approximately 2.4 million major surgical procedures. Optometrists specialize in primary eye care and have completed a four-year training program following college to earn a doctor of optometry degree. In 1994 approximately 28,200 optometrists were actively involved in patient care in the United States.

         The number of people covered by managed care and indemnity eye care insurance plans has grown significantly in recent years and is expected to continue to increase. Health insurers are seeking to increase revenue and market share by offering insurance packages that include primary eye care coverage for both commercial and Medicare patients. According to industry sources, HMO enrollment overall has increased from 41 million members in 1992 to 58 million members in 1995, while HMO Medicare membership was approximately 3.6 million members in 1995 and is expected to reach 7.2 million by 1999. It is estimated that in 1995, 65.0% of commercial HMO plans and 86.0% of Medicare plans offered primary eye care benefits. As more HMO enrollees utilize primary eye care benefits, the Company believes that there will be increased demand for more specialized and complex medical and surgical eye care services. Health insurance companies, including HMOs and other managed care companies, seek capitated contracts with provider networks that deliver and manage all levels of eye care in order to secure access to credentialed provider panels with significant geographic coverage and to reduce the variances in their costs of eye care services.

         Unlike the majority of medical specialties, eye care professionals do not depend on traditional primary care physicians for patient referrals. Patients develop primary eye care relationships directly with either an ophthalmologist or, more typically, an optometrist. Professional tension between ophthalmologists and optometrists, due to this overlap in the provision of primary eye care, is a significant factor that the Company believes leads to inefficient patient management in the eye care industry. For example, optometrists have attempted to expand their practice revenue by securing regulatory approval to perform more complex medical procedures that traditionally have been performed by ophthalmologists, and ophthalmologists have attempted to retain exclusive authority to perform existing specialty services while expanding their primary care patient relationship base. Traditional ophthalmologists who maintain primary care practices tend to perform fewer medical and surgical procedures.

         Large retail optical centers are emerging as a significant point of initial patient contact for eye care. Patients increasingly are seeking convenient and accessible primary eye care through discount optical centers that typically feature convenient locations, walk-in service, extended hours of operation, name brand eyeglass frames and contact lenses at low prices and an optometrist on the premises. Such retailers generate the patient volume to support purchases of expensive clinical equipment, allowing affiliated optometrists to further expand their practices. Because of lower patient volumes, independent office-based optometrists typically must expend a greater portion of practice revenue to support the practice's administrative, billing and collections, capital and other overhead costs. The Company believes that the emerging prominence of volume retailers and their affiliated optometric practices is creating significant competitive pressure on independent office-based optometrists to reduce their prices and increase their marketing efforts in order to maintain adequate patient volume.

         Competitive pressures within the eye care industry and between ophthalmologists and optometrists, the increasing influence of managed care, the capital costs associated with provision of innovative laser-based surgical procedures and the administrative demands of operating a profitable practice are influencing individual ophthalmologists and optometrists to affiliate with larger eye care organizations. These organizations provide services and resources to ophthalmologists and optometrists based on their practice-specific needs. Much of the consolidation is occurring through affiliations with physician practice management companies which offer eye care professionals access to administrative, accounting, and information services, managed care contracting, volume purchasing, equipment and capital resources. Certain other programs provide only the service or services that meet the specific needs of an ophthalmic or optometric practice. The Company believes that consolidation remains in the early stages, with less than 2.0% of ophthalmologists and optometrists affiliated with a practice management company.

STRATEGY

         Omega's objective is to develop and provide management and other services to comprehensive eye care networks that deliver quality, cost-effective eye care in convenient locations through the cooperative efforts of optometrists and ophthalmologists. The Company seeks to achieve this objective by implementing the following strategy: (i) expanding its base of affiliated ophthalmologists in targeted markets; (ii) developing and managing primary care optometric networks; (iii) providing value-added management, purchasing and related administrative services to enhance productivity of affiliated ophthalmologists and network optometrists; and (iv) leveraging managed care contracting expertise. The Company believes its strategy of organizing ophthalmologists, optometrists, and related ancillary services into cooperative, integrated eye care networks enhances its ability to manage the delivery of quality eye care services cost-effectively. The following is a discussion of the primary components of the Company's strategy.

Expand Base of Affiliated Ophthalmologists

         Omega intends to expand its network of affiliated ophthalmologists in targeted markets throughout the United States. The Company evaluates potential affiliation candidates based on a variety of factors, including (i) commitment to cooperate with optometrists in the effective co-management of patient care;
(ii) medical credentials and reputation; (iii) competitive market position; and
(iv) recognition of the need for outside managerial, financial and systems expertise to maximize practice opportunities in a managed care environment. Omega believes that its experience in the eye care industry, its reputation in the optometric community, the depth of its management team and its affiliation and cooperative operating model make it an attractive partner for ophthalmologists.

Develop and Manage Optometric Networks

         Omega believes that optometrists are best positioned to provide the primary care component of an integrated eye care delivery system, freeing ophthalmologists to focus on complex medical and surgical procedures. To facilitate the optometrist's role as a primary care provider, Omega develops and manages optometric networks that position member eye care providers to work cooperatively with affiliated ophthalmologists in delivering a full range of services through Omega's eye care Centers. These primary care oriented networks result in medically appropriate referrals from network optometrists to affiliated ophthalmologists for medical and surgical procedures. This cooperative approach to patient management enhances the optometrist-to-ophthalmologist referral pattern and increases ophthalmologist productivity. The Company believes that coordination of patient care between optometrists and ophthalmologists is essential to the delivery of quality eye care services on a cost-effective basis, particularly considering recent trends in managed care and cost containment in the health care industry.

Provide Value-Added Management, Purchasing and Ancillary Services

         In an effort to enhance the productivity and efficiency of eye care network professionals, Omega provides a variety of value-added services to optometrists and ophthalmologists. The Company's PEN division operates a nationwide volume purchasing program that affords its participating optometrists access to discounted rates on eye care supplies and clinical equipment. The Omega Medical Services division provides mobile ophthalmic surgical equipment and supplies on a per-case basis to surgical facilities, primarily in rural areas, including hospitals and ASCs. Omega negotiates on behalf of its affiliated ophthalmologists for periodic access to hospital- or center-based excimer lasers in order to perform photorefractive keratectomy procedures ("PRK") and laser in-situ keratomileusis procedures ("LASIK"), and sponsors related clinical education programs. PEN offers administrative and back-office assistance on a contracted basis to its 700 member optometrists. Services are designed to meet optometrists' needs in several areas such as accounting and financial reporting, billing and collections and staff management. These complementary offerings expand Omega's line of services and allow the Company to meet the needs of eye care providers even if not affiliated with the Company. By adding clinical and operational value to these providers, Omega enhances its relationship with existing as well as potential future members of its eye care networks.

Leverage Managed Care Contracting Expertise

         Omega intends to leverage its managed care contracting expertise to position the Company for increasing participation in various types of risk-sharing agreements for the provision of eye care services. The Company's EHN division develops and administers managed eye care provider panels in markets nationwide. EHN organizes ophthalmologists, optometrists and ASCs to form a full-service medical and surgical eye care panel with the leverage to negotiate effectively with third-party payors and to secure access to their associated patient volume. The Company has managed care arrangements covering
2.3 million lives, 1.3 million of which are on a capitated basis, and maintains panels with an aggregate of approximately 8,000 ophthalmologists and optometrists providing eye care in all 50 states. Omega believes it has the potential for incremental growth in its network of affiliated ophthalmologists in markets where new co-management Centers can be established through relationships developed by the EHN division.

OMEGA SERVICES

         In order to meet the strategic needs of ophthalmologists and optometrists associated with its eye care networks and other health care providers, Omega provides a wide range of practice management and other services. The Company's services not only allow eye care professionals to devote more of their time to delivery of quality primary, medical and surgical eye care, they are intended to enable the providers to expand and position their practices effectively in an increasingly competitive health care services environment.

Ophthalmologist Practice Management Services

         Omega provides a wide range of practice management services in an effort to increase the revenues and manage the expenses of its Affiliated Practices. Affiliated Practices are practices with which Omega has entered into a management agreement. The Affiliated Practices, together with their physically facilities, are sometimes referred to as Centers. Omega seeks to increase Affiliated Practices' revenues primarily by building optometric networks to increase patient referrals, by adding medical and surgical eye care services and by expanding a practice's geographic coverage through satellite offices.

- BUILDING OPTOMETRIC NETWORKS. Before affiliating with an ophthalmologist, Omega surveys the local eye care community to identify those optometrists who share an interest in co-management of patient care by ophthalmologists and optometrists. The Company typically enters into a new ophthalmology affiliation only after organizing a network of optometrists who concur in the reputation and quality of eye care provided by such ophthalmologist. In an effort to ensure patient and referring provider satisfaction, the Centers maintain data bases on the referral patterns and treatment preferences of optometrists in such networks, sponsor monthly continuing education presentations and solicit clinical and operating input from advisory boards of local optometrists. Because affiliated ophthalmologists focus their time and resources on medical and surgical procedures, Omega Centers frequently refer primary care patients, as well as certain pre- or post-operative patients, to local optometrists. Since Omega's affiliated ophthalmologists generally do not provide primary eye care, they concentrate on surgical procedures and have the opportunity to refine and improve their surgical skills, which enhances the quality of patient care and potential optometric referrals.

- ADDING MEDICAL AND SURGICAL SERVICES. The majority of an ophthalmologist's practice typically is devoted to cataract and refractive surgeries. Omega seeks to expand the range of procedures performed by Affiliated Practices by adding new eye care sub-specialty surgeons in areas such as glaucoma, retinal surgery, pediatric eye care and cosmetic eye surgery. The Company recruits new sub-specialists to join the Affiliated Practices and, in some instances, contracts with sub-specialists to visit satellite locations on a part-time basis.

- EXPANDING PATIENT TERRITORY. The Company responds to untapped patient demand in suburban or rural areas by leasing space for satellite ophthalmologist offices on a part-time basis. Affiliated ophthalmologists travel to these locations periodically to perform medical and some surgical eye care using primarily leased equipment. The Affiliated Practices' broader geographic coverage increases their appeal to managed care payors.

         In addition to efforts to increase the revenues of Affiliated Practices, the Company assists in managing their practices more effectively. Omega recruits a local optometrist to serve as Center Director at each Affiliated Practice and employs all non-physician personnel. The Company is responsible for billing and collections, accounting and financial management, assisting in credentialing affiliated ophthalmologists, negotiating managed care contracts, marketing, supply and equipment purchasing, outcomes assessment, human resources and other administrative services. These services are coordinated through its corporate offices in Memphis, Tennessee, its four regional offices and on-site at each Center.

         Omega implements appropriate financial management procedures and resources at its Centers. The Company's employees provide billing and collections, cash management, financial reporting and capital budgeting services and typically arrange for the provision of equipment financing, auditing, legal and tax services, as well as appropriate insurance coverage. The Company identifies the information requirements of each Affiliated Practice and implements the appropriate systems resources. The Centers are linked by a virtual private network utilizing the internet. The Company plans to link its eye care practice management systems with a corporate data repository. The EHN division also maintains a managed care information system designed to meet the utilization review and medical management needs of its panels of eye care providers. The Company's information technology strategic plan includes enhancing technology resources throughout the system and comtemplates system-wide year 2000 compliance.

         Omega coordinates purchasing of ophthalmic supplies and equipment at all Centers. In an effort to minimize such costs, the Company leverages its vendor relationships, evaluates and plans equipment requirements, and compares bids on specific items. The Company provides facilities planning assistance including market surveys, lease negotiation and construction oversight for leasehold improvements at Centers, satellites and ASCs.

         To facilitate communications with patients and referring optometrists, the Company supplies Affiliated Practices with standardized clinical and promotional brochures, newsletters and other materials. The Company retains public relations and advertising agencies to develop such materials and to coordinate broader campaigns. The Company maintains a site on the world wide web at www.omegahealth.com which provides information to patients, doctors and the public about the Company's services. The Company leverages its medical management resources at EHN to provide assistance in seeking and negotiating managed care contracts. The Company also provides human resource services for its Centers, including payroll, employee benefits and related administrative services.

         Based on local market conditions, requests from optometrists, and other factors, from time-to-time Omega affiliates with optometric practices on a selective basis.

Managed Care Contracting Services

         Omega organizes and manages panels of eye care providers, including ophthalmologists, optometrists, and facility based providers, in markets nationwide. The Company, through its EHN division, negotiates managed care contracts with HMOs, health insurance companies and other third-party payors and arranges for members of its provider panels to deliver eye care services to enrollees. Under its capitated contracts, the Company receives payment from payors on a per-member-per-month basis and reimburses panel providers for services delivered based on a modified fee-for-service basis. In an effort to profitably manage the appropriate delivery of quality care under capitated arrangements, the Company provides its panels with information and operating systems, actuarial and financial analysis and medical management services, and retains the right to adjust its fee schedules with panel members from time to time based on utilization levels. As of December 31, 1997, the EHN division managed eye care provider panels included approximately 8,000 ophthalmologists and optometrists and had managed care contracts covering approximately 2.3 million covered lives, approximately 1.3 million of which are on a capitated basis.

         On December 31, 1997, Omega acquired the assets of Providers Optical, Inc., a wholesale optical laboratory focused on managed eye care. This acquisition is intended to enable EHN to broaden its product line and control its costs.

Mobile Surgical Services

         Through the Omega Medical Services division, the Company operates a mobile surgical program that provides ophthalmic surgical equipment, related supplies and technical support personnel to surgical facilities, including hospitals and ASCs, on a per-case basis. This service provides ophthalmologists in suburban or rural areas access to equipment to meet the local demand for complex eye care procedures, and allows the associated facilities to avoid the otherwise substantial capital costs associated with such equipment. Omega's mobile surgical equipment was used in approximately 1,600 medical and surgical eye care procedures in the year ended December 31, 1997. The Company also provides certain equipment and supply purchasing services to ophthalmologists, hospitals and ASCs.

Optometric Purchasing and Administrative Services

         Through its Primary Eyecare Network (PEN) subsidiary, Omega operates a discount purchasing program for the products used in the day-to-day practices of optometrists. These products include eye glass frames and lenses, contact lenses, clinical equipment, and other supplies. This purchasing program leverages the purchasing strength of approximately 700 participating optometrists and buys from a national panel of approximately 50 vendors, as of December 31, 1997. Omega also provides administrative services on a contracted basis to meet the optometrists' needs in several areas such as accounting and financial reporting, billing and collections and staff management.

Excimer Laser Support Services

         Omega assists network ophthalmologists in negotiating access to excimer laser technology through contracts with third-party facility partners, such as hospitals, ASCs and laser center companies. The excimer laser is used to perform PRK, a refractive surgical procedure that can reduce or eliminate the need for glasses or contact lenses among patients with certain refractive errors. However, the cost of an excimer laser is largely prohibitive for individual ophthalmologists without the cooperation of facilities or other providers that have access to greater patient volume and/or capital resources. The Company negotiates per-case rates with the facility owners of excimer lasers, arranges case schedules for affiliated ophthalmologists and their patients, provides the required technical personnel and supplies, and sponsors co-management education programs for PRK.

EYE CARE CENTER OPERATIONS

         The Company operates Centers in which affiliated ophthalmologists conduct their practice under management agreements with the Company. Each Center is typically operated through the joint efforts of one or more affiliated ophthalmologists and an optometrist employed by the Company who serves as a Center Director. The affiliated ophthalmologists examine patients and perform medical and surgical eye care in the Center and are responsible for all medical decisions affecting patient care. The affiliated ophthalmologists, in coordination with the Center Director, establish ongoing continuing education programs, patient support and other programs for the benefit of the network optometrists and other health care professionals. Although the Centers do not focus on primary eye care and typically do not dispense eyeglasses and contact lenses, Center Directors provide eye care in connection with ophthalmologists as necessary. In general, patients receive primary care, including eye exams, prescriptions, and the preparation of corrective lenses and contact lenses, from network optometrists.

         Typically, the Company's Centers are in 3,000 to 10,000 square feet of leased space, generally containing four or more examination rooms, specialty areas for lasers and fundus photography and administrative offices. In addition to the affiliated ophthalmologists and Center Director, the Center's staff typically includes a business office manager and both administrative and medical support personnel. Depending upon the medical procedure required, most surgeries are conducted at nearby hospitals and ASCs. Common surgical procedures include cataract surgery, glaucoma surgery, laser procedures for retinal conditions, eye lid surgery, cosmetic surgery, corneal surgery, strabismus surgery, retina surgery and refractive surgery.

         Seven Centers maintain ASCs. These surgical facilities generally are located within or adjacent to the Centers' physical facilities. The Company plans to develop additional ASCs to support Centers where permitted by state law and where, in management's judgment, the characteristics of the surgical component of the practice provide potential for increased return on investment.

CORPORATE COMPLIANCE PROGRAM

The Company is implementing a Corporate Compliance Program. The program includes a Corporate Integrity Statement and Code of Conduct, Fraud and Abuse Policy and other policies and procedures intended to support the Company's commitment to conducting its business in compliance with law. The program is being implemented under the direction of the Audit and Compliance Committee of the Board of Directors and includes the designation of a senior officer as chief compliance officer.

MANAGEMENT AGREEMENTS

         The Company has entered into Management Agreements with each of the Affiliated Practices, and intends to enter into long-term service agreements with each additional practice with which it affiliates in the future, to provide management, administrative and development services. Under the Management Agreements, the Affiliated Practices are solely responsible for all aspects of the practice of medicine, and the Company has the primary responsibility for the business and administrative aspects of the Affiliated Practices. The Company employs optometrist Center Directors and all other non-physician personnel at each Center. Pursuant to the Management Agreements, the Company provides or arranges for various management, administrative and development services for the Affiliated Practices relating to the day-to-day non-medical operations of the Affiliated Practices.

         The following discussion of the Management Agreements is a general summary of the form of a "typical" Management Agreement. The Company expects to enter into similar agreements with other Affiliated Practices in the future. The actual terms of the individual Management Agreements, and other service agreements into which the Company may enter in the future, may vary in certain respects from the description below as a result of negotiations with the individual practices and the requirements of local regulations. The Omega Centers established prior to 1991 were formed by establishing a network of optometrists to support co-management centers at which ophthalmologist practices provided medical and surgical eye care pursuant to an independent management contract (the "Independent Contracts"). These Centers generally did not involve the purchase of equipment or other assets from the ophthalmologists or other initial payments from Omega to the ophthalmologists. The term "Management Agreements" includes the Independent Contracts, unless specifically noted. The term "Affiliated Practice" includes ophthalmologists practicing at the Founded Centers, unless specifically noted. The Independent Contracts have certain differing provisions from the current form of Management Agreement, as noted below.

         Pursuant to the Management Agreement, the Company, among other things,
(i) acts as the exclusive manager and administrator of non-medical services relating to the operation of the Affiliated Practices, (ii) bills patients, insurance companies and other third party payors and collects, on behalf of the Affiliated Practices, the fees for professional medical and other services rendered, including goods and supplies sold by the Affiliated Practices, (iii) provides or arranges for, as necessary, clerical, accounting, purchasing, payroll, legal, bookkeeping and computer services and personnel, information management, preparation of certain tax returns, printing, postage and duplication services and medical transcribing services, (iv) supervises and maintains custody of substantially all files and records (medical records of the Affiliated Practices remain the property of the Affiliated Practices), (v) provides facilities for the Affiliated Practices, (vi) prepares annual and capital operating budgets, (vii) orders and purchases equipment, inventory and supplies as reasonably requested by the Affiliated Practices, (viii) implements, in consultation with the Affiliated Practices, local public relations or marketing programs, (ix) provides financial and business assistance in the negotiation, establishment, supervision and maintenance of contracts and relationships with managed care and other similar providers and payors, and (x) coordinates with the optometric network to arrange for continuing education programs and to provide other information and services requested by the optometric network.

         Under the Management Agreements, the Affiliated Practices retain the responsibility for, among other things, (i) employing ophthalmologists, subject to the terms of the Management Agreement, (ii) ensuring that ophthalmologists have the required licenses, credentials, approvals and other certifications needed to perform their duties and (iii) complying with certain federal and state laws and regulations applicable to the practice of medicine. The Affiliated Practices maintain exclusive control of the practice of medicine and the delivery of medical services. The Company assists the Affiliated Practices in obtaining professional liability and worker's compensation insurance for the physicians and other medical employees of the Affiliated Practices, as well as general liability umbrella coverage. The Company is responsible for obtaining professional liability and worker's compensation insurance for employees of the Company and general liability and property insurance for the Affiliated Practices.

         Under the Management Agreements (excluding the Independent Contracts) the Company receives a set monthly fee for managing the Affiliated Practices, plus an additional fee in the event the revenues or earnings of the Affiliated Practice exceed certain levels, and such management fees may be reduced in the event of significant reductions in the revenues of the Affiliated Practices. The management fees paid to the Company typically range from 40% to 50% of the funds available after payment of all operating expenses of the Affiliated Practice. Under the Independent Contracts the Company typically is paid 60% to 70% of the revenues of the Affiliated Practice, and from this amount the Company pays all of the operating expenses of the Founded Center and retains a management fee.

         The Management Agreements (excluding the Independent Contracts) have initial terms of 40 years, with automatic extensions (unless specified notice is given) of additional five-year terms. The Independent Contracts have terms ranging from one to five years, automatically renewing for successive one year periods, unless a four month notice is given. The Management Agreement may be terminated by either party if the other party (i) files a petition in bankruptcy or other similar events occur or (ii) defaults on the performance of a material duty or obligation, which default continues for a specified term after notice. In addition, the Company may terminate the agreement if the Affiliated Practice's participation in the Medicare or Medicaid program is terminated or suspended, or an ophthalmologist's license is terminated or suspended, or the Affiliated Practice is unable to obtain professional liability insurance, as a result of some act or omission of the Affiliated Practice or the ophthalmologists. The Affiliated Practice may terminate the agreement if the Company, after notice, fails to remit funds due to the Affiliated Practice. Under the Independent Contracts the parties may more easily terminate the agreements, generally with notice of 180 days or less. Generally upon termination of a Management Agreement (excluding the Independent Contracts) by the Company during the first five years of the term, the Company is required to sell and the Affiliated Practice is required to purchase and assume the assets and liabilities related to the Affiliated Practice at the purchase price paid by the Company for such assets, less certain annual reductions.

         Generally under the Management Agreements (excluding the Independent Contracts), each physician owner must give the Company 24 months notice of an intent to retire from the Affiliated Practice, which notice may not be given during the first three years of the term.

         The Affiliated Practices and the physician owners of the Affiliated Practices generally agree not to compete with the Company in providing services similar to those provided by the Company under the Management Agreements, and the physician owners also generally agree with the Company not to compete with an Affiliated Practice, within a specified geographic area. Non-competition restrictions generally apply to physician owners during their affiliation with the Affiliated Practices and for two to five years thereafter. In addition, the Management Agreement requires the Affiliated Practice to enter into a non-competition agreement with each ophthalmologist in the Affiliated Practice, and the Company is a third-party beneficiary of such agreements. The Management Agreements generally require the Affiliated Practices to pursue enforcement of the non-competition agreement with ophthalmologists or assign to the Company the right to pursue enforcement.

         The Management Agreements contain indemnification provisions, pursuant to which the Company indemnifies the Affiliated Practices for damages resulting from negligent acts or omissions by the Company or its agents, employees or shareholders. In addition, the Affiliated Practices indemnify the Company for any damages resulting from any negligent act or omissions by any affiliated ophthalmologists, agents or employees of the Affiliated Practice. The Management Agreements provide that in the event disputes arise between the parties, or new issues arise, and such issues are not resolved, then such issues will be submitted to binding arbitration.

COMPETITION

         The Company competes with other private and publicly-traded physician practice management companies which seek to affiliate with eye care professionals. Additionally, certain hospitals, clinics, health care companies, HMOs and retail eye centers engage in similar activities and are, or may become, competitors in providing management to providers of eye care services. Some of these competitors have substantially greater financial resources than the Company. The Company believes that it competes for affiliation candidates primarily on the basis of its management experience in the eye care industry, its reputation in the optometric community, the depth of its management team and its affiliation and cooperative operating model. The Company's Centers compete with the practices of local ophthalmologists as well as with formal and informal organizations of eye care professionals for eye care patients. The Company believes that it competes for eye care patients primarily on the basis of the quality of its medical and surgical eye care services, patient satisfaction with the staff and service at the Centers and the strength of its networks of referring optometrists. The Company's EHN division competes with other eye provider panels for managed care contracts primarily on the basis of price, credentials of panel eye care providers, and geographic coverage.

GOVERNMENT REGULATION AND SUPERVISION

         The delivery of health care services has become one of the most highly regulated of professional and business endeavors in the United States. Both the federal government and the individual state governments are responsible for overseeing the activities of individuals and businesses engaged in the delivery of health care services. Federal law and regulations are based primarily upon the Medicare program and the Medicaid program, each of which is financed, at least in part, with federal funds. State jurisdiction is based upon the state's interest in regulating the quality of health care in the state, regardless of the source of payment.

         Although the Company believes its operations are in material compliance with applicable laws, it has not received or applied for a legal opinion from counsel or from any federal or state judicial or regulatory authority to that effect. Many of such laws are broad and subject to varying interpretations, and many aspects of the Company's business operations have not been the subject of state or federal regulatory interpretation. The laws applicable to the Company are subject to evolving interpretations, and therefore, there can be no assurance that a review of the Company or the Affiliated Practices by a court or law enforcement or regulatory authority will not result in a determination that could have a material adverse effect on the Company or the Affiliated Practices. Furthermore, there can be no assurance that the laws applicable to the Company will not be amended in a manner that could have a material adverse effect on the Company.

  FEDERAL LAW

         The federal health care laws apply in any case in which an Affiliated Practice is providing an item or service that is reimbursable under Medicare or Medicaid or in which the Company is claiming reimbursement from Medicare or Medicaid on behalf of physicians with whom the Company has a management agreement. The principal federal laws include those that prohibit the filing of false or improper claims with the Medicare or Medicaid programs, those that prohibit unlawful inducements for the referral of business reimbursable under Medicare or Medicaid and those that prohibit the provision of certain services by a provider to a patient if the patient was referred by a physician with which the provider has certain types of financial relationships.

         False and Other Improper Claims. The federal government is authorized to impose criminal, civil and administrative penalties on any health care provider that files a false claim for reimbursement from Medicare or Medicaid. Criminal penalties are also available in the case of claims filed with private insurers if the government can show that the claims constitute mail fraud or wire fraud. While the criminal statutes are generally reserved for instances evidencing an obviously fraudulent intent, the criminal and administrative penalty statutes are being applied by the government in an increasingly broad range of circumstances. The government has taken the position, for example, that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant should have known that the services were unnecessary. The government has also taken the position that claiming reimbursement for services that are substandard is a violation of these statutes if the claimant should have known that the care was substandard.

          The Company believes that its billing activities on behalf of the Affiliated Practices are in material compliance with such laws, but there can be no assurance that the Company's activities will not be challenged or scrutinized by governmental authorities. A determination that the Company had violated such laws could have a material adverse impact on the Company.

         Anti-Kickback Law. A federal law commonly known as the 'Anti-kickback Amendments' prohibits the offer, solicitation, payment or receipt of anything of value (direct or indirect, overt or covert, in cash or in kind) which is intended to induce the referral of Medicare or Medicaid patients, or the ordering of items or services reimbursable under those programs. The law also prohibits remuneration that is intended to induce the recommendation of, or the arranging for, the provision of items or services reimbursable under Medicare and Medicaid. The law has been broadly interpreted by a number of courts to prohibit remuneration that is offered or paid for otherwise legitimate purposes if the circumstances show that one purpose of the arrangement is to induce referrals. Even bona fide investment interests in a health care provider may be questioned under the Anti-kickback Amendments if the government concludes that the opportunity to invest was offered as an inducement for referrals. The penalties for violations of this law include criminal sanctions and exclusion from the federal health care program.

         In part to address concerns regarding the implementation of the Anti-kickback Amendments, the federal government in 1991 published regulations that provide exceptions, or 'safe harbors,' for certain transactions that will not be deemed to violate the Anti-kickback Amendments. Among the safe harbors included in the regulations were provisions relating to the sale of physician practices, management and personal services agreements and employee relationships. Subsequently, regulations were published offering safe harbor protection to additional activities, including referrals within group practices consisting of active investors. Proposed amendments clarifying the existing safe harbor regulations were published in 1994. If any of the proposed regulations are ultimately adopted, they would result in substantive changes to existing regulations. The failure of an activity to qualify under a safe harbor provision, while potentially leading to greater regulatory scrutiny, does not render the activity illegal.

         There are several aspects of the Company's relationships with physicians to which the anti-kickback law may be relevant. Although neither the investments in the Company by physicians nor the Management Agreements between the Company and the Affiliated Practices qualify for protection under the safe harbor regulations, the Company does not believe that these activities fall within the type of activities the Anti-kickback Amendments were intended to prohibit. A determination that the Company had violated the Anti-kickback Amendments would have a material adverse effect on the Company.

         The Stark Self-Referral Law. The Stark Self-Referral Law (the 'Stark Law') prohibits a physician from referring a patient to a health care provider for certain designated health services reimbursable by Medicare or Medicaid if the physician has a financial relationship with that provider, including an investment interest, a loan or debt relationship or a compensation relationship. In addition to the conduct directly prohibited by the law, the statute also prohibits schemes that are designed to obtain referrals indirectly that cannot be made directly. The penalties for violating the law include (i) a refund of any Medicare or Medicaid payments for services that resulted from an unlawful referral, (ii) civil fines and (iii) exclusion from the Medicare and Medicaid programs.

         The Company does not currently provide any designated health service under the Stark Law. However, because the Company may provide management services related to those designated health services provided by physicians affiliated with the Affiliated Practices, there can be no assurance that the Company will not be deemed the provider for those services for purposes of the Stark Law and, accordingly, the recipient of referrals from physicians affiliated with the Affiliated Practices. In that event, such referrals will be permissible only if (i) the financial arrangements under the management agreements with the Affiliated Practices meet certain exceptions in the Stark Law and (ii) the ownership of stock in the Company by the referring physicians meets certain investment exceptions under the Stark Law. The Company believes that the financial arrangements under the Management Agreements qualify for applicable exceptions under the Stark Law; however, there can be no assurance that a review by courts or regulatory authorities would not result in a contrary determination. In addition, the Company will not meet the Stark Law safe harbor related to investment interest until the Company's stockholders' equity exceeds $75 million.

Antitrust Risks

         The federal and state antitrust laws prohibit activities which constitute unfair competition, price-fixing, restraints on trade or the creation of a monopoly. Potential violations of the federal antitrust laws may be challenged by the United States Department of Justice, the Federal Trade Commission or private plaintiffs. If a violation of the federal or state antitrust laws is found by the courts to have occurred, courts may impose treble damages, injunctions, civil penalties, criminal sanctions, substantial fines and other assessments of court costs and attorney's fees. If a violation of the federal or state antitrust laws is found by the courts to have occurred, then the Company could be subjected to criminal and/or civil liability. The Department of Justice and the Federal Trade Commission have stated that managed care networks will be closely scrutinized for potential violations of the federal antitrust laws. The Company has adopted certain antitrust compliance guidelines which must be strictly followed by the Company.

 STATE LAW

         State Anti-Kickback Laws. Many states have laws that prohibit payment of kickbacks in return for the referral of patients. Some of these laws apply only to services reimbursable under state Medicaid programs. However, a number of these laws apply to all health care services in the state, regardless of the source of payment for the service. Based on court and administrative interpretation of federal anti-kickback laws, the Company believes that these laws prohibit payments to referral sources where a purpose for payment is for the referral. However, the laws in most states regarding kickbacks have been subjected to limited judicial and regulatory interpretation and therefore, no assurances can be given that the Company's activities will be found to be in compliance. Noncompliance with such laws could have an adverse effect upon the Company and subject it and physicians affiliated with the Affiliated Practices to penalties and sanctions.

         State Self-Referral Laws. A number of states have enacted self-referral laws that are similar in purpose to the Stark Law but which impose different restrictions. Some states, for example, only prohibit referrals when the physician's financial relationship with a health care provider is based upon an investment interest. Other state laws apply only to a limited number of designated health services. Some states do not prohibit referrals, but require only that a patient be informed of the financial relationship before the referral is made. The Company believes that its operations are in material compliance with the self-referral law of the states in which the Centers are located.

         Fee-Splitting Laws. Many states prohibit a physician from splitting with a referral source the fees generated from physician services. Other states have a broader prohibition against any splitting of a physician's fees, regardless of whether the other party is a referral source. In most states, it is not considered to be fee-splitting when the payment made by the physician is reasonable reimbursement for services rendered on the physician's behalf.

         The Florida Board of Medicine (the "Florida Medical Board") in October 1997, based on the facts of a specific case, ruled that physicians would violate the fee-splitting prohibitions in the state's Medical Practices Act if they pay a percentage of revenues to a physician practice management company charged with practice expansion duties. These arrangements could also violate the state's patient brokering laws, which carry criminal penalties. While the Florida Medical Board does not enforce those laws, it does control physician licensing and has also coordinated its position on fee-splitting with the Florida Attorney General's Office. The Company is monitoring the situation until clarification or modification of this ruling by the Florida Medical Board or until a ruling by a court or the Florida Attorney General's office. The Company cannot predict whether the courts ultimately will uphold the Florida Medical Board's position or whether the Florida Medical Board's actions will trigger criminal prosecutions of physician practice management companies and/or physicians under the patient brokering ban. Although the

Company can not predict the outcome of such challenge at this time, any adverse determination by the Florida Medical Board, if judicially upheld, could render the Company's management agreements in Florida not enforceable, and if such agreements could not be reformed with the same economic benefit to the Company, the Company could experience a material adverse effect on its financial condition or results of operations.

         The Company is reimbursed by physicians on whose behalf the Company provides management services. The compensation provisions of the Management Agreements have been designed to comply with applicable state laws relating to fee-splitting. There can be no certainty, however, that, if challenged, the Company and its Affiliated Practices will be found to be in compliance with each state's fee-splitting laws. A determination in any state that the Company is engaged in any unlawful fee-splitting arrangement could render any Management Agreement between the Company and an Affiliated Practice located in such state unenforceable or subject to modification in a manner adverse to the Company.

         Corporate Practice of Medicine. Most states prohibit corporations from engaging in the practice of medicine. Many of these state doctrines prohibit a business corporation from employing a physician. States differ, however, with respect to the extent to which a licensed physician can affiliate with corporate entities for the delivery of medical services. Some states interpret the 'practice of medicine' broadly to include activities of corporations such as the Company that have an indirect impact on the practice of medicine, even where the physician rendering the medical services is not an employee of the corporation and the corporation exercises no discretion with respect to the diagnosis or treatment of a particular patient.

         The Company intends that, pursuant to its Management Agreements, it will not exercise any responsibility on behalf of affiliated physicians that could be construed as affecting the practice of medicine. Accordingly, the Company believes that its operations do not violate applicable state laws relating to the corporate practice of medicine. Such laws and legal doctrines have been subjected to only limited judicial and regulatory interpretation and there can be no assurance that, if challenged, the Company would be considered to be in compliance with all such laws and doctrines. A determination in any state that the Company is engaged in the corporate practice of medicine could render any Management Agreement between the Company and an Affiliated Practice located in such state unenforceable or subject to modification in a manner adverse to the Company.

         Insurance Laws. Laws in all states regulate the business of insurance and the operation of HMOs. Many states also regulate the establishment and operation of networks of health care providers. While these laws do not generally apply to companies that provide management services to networks of physicians, there can be no assurance that regulatory authorities of the states in which the Company operates would not apply these laws to require licensure of the Company's operations as an insurer, as an HMO or as a provider network. The Company believes that its operations are in compliance with these laws in the states in which it currently does business, but there can be no assurance that future interpretations of insurance and health care network laws by regulatory authorities in these states or in the states into which the Company may expand will not require licensure or a restructuring of some or all of the Company's operations.

         Any Willing Provider Laws. Some states have adopted, and others are considering, legislation that requires managed care networks to include any provider who is willing to abide by the terms of the network's contracts and/or prohibit termination of providers without cause. Such laws might limit the ability of the Company to develop effective managed care networks in such states.

         The National Association of Insurance Commissioners ('NAIC') in 1995 endorsed a policy proposing the state regulation of risk assumption by physicians. The policy proposes prohibiting physicians from entering into capitated payment or other risk sharing contracts except through HMOs or insurance companies. Several states have adopted regulations implementing the NAIC policy in some form. In states where such regulations have been adopted, Affiliated Practices will be precluded from entering into capitated contracts directly with employers, individuals and benefit plans unless they qualify to do business as HMOs or insurance companies. Currently, the Company does not intend, on its own behalf, or on behalf of the Affiliated Practices, to enter into capitated payment or other risk-sharing arrangements other than with HMOs or insurance companies. In addition, in December 1996, the NAIC issued a white paper entitled 'Regulation of Health Risk Bearing Entities,' which sets forth issues to be considered by state insurance regulators when considering new regulations and encourages that a uniform body of regulation be adopted by the states. The Company believes that additional regulation at the state level will be forthcoming in response to the NAIC initiatives. Other states have enacted statutes or adopted regulations affecting risk assumption in the health care industry, including statutes and regulations that subject any physician or physician network engaged in risk-based contracting to applicable insurance laws and regulations, which may include, among other things, laws and regulations providing for minimum capital requirements and other safety and soundness requirements.

EXECUTIVE OFFICERS OF THE REGISTRANT

                  The following table sets forth certain information concerning the Company's executive officers.

NAME                       AGE   POSITION WITH COMPANY
----                       ---   ---------------------
Thomas P. Lewis            43    President, Chief Executive Officer and Director

Ronald L. Edmonds          42    Executive Vice President, Chief Financial Officer and Director

Donald A. Hood, O.D.       53    Senior Vice President - Managed Care and Director

Robert C. Kelly            45    Senior Vice President - Center Operations

Allen D. Leck              50    Senior Vice President - Optometric Practice Services

Cassandra T. Speier        39    Senior Vice President - Development and Chief Compliance Officer

Randall N. Reichle, O.D.   45    National Optometric Director and Vice President

David M. Dillman, M.D.     46    National Medical Director and Director

         Set forth below is biographical information concerning the executive officers of the Company:

THOMAS P. LEWIS has been with the Company since its start-up and has been a principal architect in the structure and growth of the Company. Mr. Lewis has been a director since June 1986 when he was first promoted to President and Chief Executive Officer. As part of a merger agreement, Mr. Lewis served as Executive Vice President and Chief Operating Officer from 1988 to 1990 and resumed his position as President and Chief Executive Officer in March 1990. Mr. Lewis received his Bachelor's degree from Rice University and a Master's degree in Health Care Administration from Trinity University.

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

DONALD A. HOOD, O.D. has served as the Chairman of The Eye Health Network, Inc. since 1988. He was elected to the Company's Board of Directors in April 1994. Dr. Hood has maintained a private optometry practice in the Denver, Colorado area since 1972. Dr. Hood graduated from the Pacific University College of Optometry.

ROBERT C. KELLY has served as the Company's Senior Vice President of Operations since January 1998. From February 1996 to November 1997, he served as Corporate Development Officer and Development Vice President of Physicians Resource Group in Dallas, Texas. From 1984 to 1996, he served in various positions with Allergan, Inc. Mr. Kelly received his Bachelor's degree from the University of Saint Thomas in St. Paul, Minnesota.

ALLEN D. LECK has served as President of Primary Eyecare Network since 1990. Prior to 1990, Mr. Leck held senior marketing positions with Cooper Vision, Inc., UCO Optics and Bausch and Lomb. Mr. Leck earned a B.A. degree from the University of South Dakota and attended the Graduate School of Sales Management and Marketing at Syracuse University.

CASSANDRA T. SPEIER has served as Senior Vice President of the Company since July 1994 with responsibilities in operations and development. In January 1998, she was named to the additional position of chief compliance officer. From 1990 to 1994, Ms. Speier served in various management positions with MedCath, Inc., of Charlotte, North Carolina. She was previously employed as a regional director of Medivision, Inc. Ms. Speier has a Bachelor's Degree from the University of Colorado and a Master's Degree from Loma Linda University.

RANDALL N. REICHLE, O.D., F.A.A.O., is National Optometric Director of the Company and has served as a Company Vice President since July 1986. Dr. Reichle has maintained a private optometric practice in Houston, Texas since July 1976. He has also served as Center Director for the Company's Eye Center in Houston, Texas since July 1986. Dr. Reichle is a graduate of the University of Houston College of Optometry.

DAVID M. DILLMAN, M.D. has served as a director of the Company since August 1997, and at that date became the Company's National Medical Director. Dr. Dillman has been in private ophthalmic practice since 1981 and is currently the Medical Director of Dillman Eye Care, an Omega Affiliated Practice, in Danville, Illinois. He serves on the Scientific Advisory Board for the American Society of Cataract and Refractive Surgery and on the board of directors for the American College of Eye Surgeons. Dr. Dillman is a graduate of the University of Notre Dame, received his medical degree from Indiana University and completed his ophthalmology residency at the Mayo Clinic in Rochester, Minnesota.

EMPLOYEES

                  As of December 31, 1997, the Company employed 576 persons, 478 of whom were full-time employees. Under the terms of the Management Agreements with the Affiliated Practices, the Company employs the non-physician personnel of the Centers, primarily clerical, administrative, and technical, that support such Affiliated Practices. No employee of the Company or of any affiliated ophthalmologist is a member of a labor union or subject to a collective bargaining agreement. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

                  The Company does not own any real estate. The Company leases 5,600 square feet of space at 5100 Poplar Avenue in Memphis, Tennessee, where the Company's headquarters are located. The lease expires in May 1998. Additionally, the Company leases approximately 7,020 square feet used for EHN in Denver, Colorado, approximately 2,270 square feet used for PEN in San Ramon, California and leases an aggregate of approximately 138,000 square feet used for Centers and ASCs managed by the Company. Monthly lease payments for these facilities aggregate approximately $202,000.

ITEM 3.  LEGAL PROCEEDINGS

                  The Company is not aware of any litigation which is currently pending or threatened against the Company or any outstanding claims against any affiliated ophthalmologist that would have a material adverse effect on the Company's financial condition or results of operations. The Company's affiliated ophthalmologists are from time-to-time involved in legal proceedings incident to their business, most of which involve claims related to the alleged medical malpractice of the affiliated ophthalmologists.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock was traded on The Nasdaq Small-Cap Market under the symbol OHSI until January 1998 when it became traded on the Nasdaq National Market. The following table sets forth the quarterly high and low sales price information for the Company's common stock during the period from January 1, 1996 through December 31, 1997. Such prices represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

                                        1997                                       1996
                       ---------------------------------------- -------------------------------------------
                               High                Low                  High                  Low

First Quarter                 $7.00               $6.38                 $6.00                $5.00
Second Quarter                 7.63                6.50                  6.63                 5.25
Third Quarter                  9.25                6.75                  6.83                 5.75
Fourth Quarter                 9.00                6.88                  7.00                 6.00


         There were 431 holders of record of the Common Stock as of March 2, 1998. The Company believes it had in excess of 1,000 beneficial owners of Common Stock as of March 2, 1998. The Company has not paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         On May 17, 1996, the Company completed the sale of 729 shares of its Series A convertible preferred stock. The placement agent for the issue was Swartz Investments, LLC. The preferred stock was issued to qualified foreign investors pursuant to Regulation S under the Securities Act . The aggregate offering price was $7,290,000. The placement agent fee was $729,000. Each share of preferred stock was issued at a purchase price of $10,000 and is convertible into common stock at an exercise price equal to the lesser of $5.75 or 85% of the average bid price of the common stock at the time of conversion. The preferred stock automatically converts at the end of three years if not already converted. Until conversion, the preferred stock has a 8% dividend, payable in kind. In connection with the placement, the purchasers of the preferred stock were granted options to acquire 633,913 additional shares of the Registrant's common stock at an exercise price of $5.75, which options are exercisable until May 17, 2001. The placement agent was issued warrants to purchase an additional 126,782 shares of common stock with the same exercise price and term. As of December 31, 1997, all of the convertible preferred stock has been converted.

         The common stock issued in connection with each of the following transactions was issued in connection with a private placement made to accredited investors.

         In connection with the purchase on March 12, 1996, by the Company from Paul E. Garland, M.D., of the Capital Eye Surgery Center, Inc., the Company issued to Dr. Garland its 7% Convertible Subordinated Note in the principal amount of $1,400,000, which note is convertible into Omega Common Stock, at the option of the holder of the note, at a conversion price of $6.50 per share. No portion of the Note has been converted at this date.

         In connection with the purchase on August 31, 1996, by the Company from Wesley K. Herman, M.D. and his wife, Joellen Herman, and Bradford B. Pazandak, M.D. and his wife, Joyce Pazandak, of the assets of Eyecare and Surgery Center of North Texas, P.A. and ECSC Retina, P.A., the Company issued to Drs. Herman and Pazandak and their respective wives 771,429 shares of Omega Common Stock, valued at $4,540,000.

         In connection with the acquisition by merger as of March 1, 1997, of Refractive Surgery Center of Birmingham, a professional corporation, the Company issued to Sarah J. Hayes, M.D., 108,081 shares of Omega Common Stock, valued at $714,414.

         In connection with the purchase as of March 31, 1997, by the Company from Nathan L. Lipton, M.D., P.A. of substantially all of its assets, the Company issued to Dr. Lipton 15,267 shares of Omega Common Stock, valued at $100,000.

         In connection with the acquisition as of April 30, 1997, by merger of Primary Eyecare Network and P.E.N. Resources, Inc., the Company issued to Leonard Osias, O.D. and his wife, Irene Osias, 195,365 shares of Omega Common Stock, valued at $1,275,928.

         In connection with the acquisition by merger as of May 1, 1997, of Faust Eye Center, P.C., the Company issued to Joseph Faust, M.D. 169,186 shares of Omega Common Stock, valued at $1,112,400.

         In connection with the acquisition by merger as of August 29, 1997, of Dillman Eye Care Optical Department, Inc., the Company issued to David M. Dillman, M.D., 76,925 shares of Omega Common Stock, valued at $500,000.

         In connection with the acquisition by merger as of September 30, 1997, of Golden Eye Surgeons and Consultants, Ltd., the Company issued to Bruce Golden, M.D. 89,694 shares of Omega Common Stock, valued at $672,700. In addition, the Company granted to Dr. Golden the option to purchase 10,000 shares of Omega Common Stock at $8.25 per share, exercisable at various dates on or before September 26, 2003.

         In connection with the acquisition by merger as of November 24, 1997 of Alan D. Baribeau, M.D., P.A., the Company issued to Alan D. Baribeau, M.D., 131,250 shares of Omega Common Stock valued at $1,050,000.

         In connection with the purchase as of December 16, 1998 of 100% of the outstanding stock of Central Ohio Eye Institute, Inc., the Company issued 440,625 shares of Omega Common Stock valued at $3,525,000.

         In connection with the acquisition of certain assets of Physicians Eyecare Network, Inc. as of December 31, 1997, the Company issued to Physicians Eyecare Network, Inc. 175,000 shares of Omega Common Stock, valued at $1,500,000.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                    Years ended December 31,
                                              1993            1994           1995           1996            1997
                                              ----            ----           ----           ----            ----
Net revenues                              21,761,449      27,636,067     32,395,471      42,737,193      83,483,816
Net earnings (loss)                          359,357         112,407        480,874       1,303,126       3,882,932
Earnings (loss)  available to common
shareholders (1)                           (359,357)         112,407        480,874       (170,597)       3,863,056
Net earnings (loss) per common
Share: (1)
   Basic                                        0.09            0.02           0.10          (0.03)            0.52
   Diluted                                      0.09            0.02           0.10          (0.03)            0.50

                                                                         December 31,
                                              1993            1994           1995           1996            1997
                                              ----            ----           ----           ----            ----
Total assets                               7,935,321       9,352,369     11,740,395      27,493,557      62,528,199
Long-term obligations, net                 1,262,929       1,122,994      1,597,904       7,205,174      23,059,160
Stockholders' equity                       2,534,484       3,400,724      3,961,247      15,043,163      27,399,822

(1) after adjustment in 1996 for imputed dividends on convertible preferred stock as required by a Securities and Exchange Commission announcement on March 28, 1997. Absent the impact of this announcement, the Company would have reported earnings per share of $.20 for the year ended December 31, 1996. See note 1 to the consolidated financial statements included elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

OVERVIEW

         Omega is a multi-faceted eye care company that provides a broad range of practice management and other services to ophthalmologists and optometrists to assist in the integration of primary, medical and surgical eye care. Omega manages 20 Affiliated Practices at which 49 affiliated ophthalmologists provide medical and surgical eye care at the Company's Centers, which include 100 service locations and 7 ASCs. In order to assist ophthalmologists and optometrists in accessing managed care patient volume, the Company organizes and manages eye care provider panels, consisting of 8,000 eye care professionals. The Company has related contracts with managed care and third-party payors covering approximately 2.3 million lives, 1.2 million of which are on a capitated basis. The Company generates revenues from (i) professional fees from Affiliated Practices and facility fees for services provided at the Company's ASCs, (ii) managed care contracts entered into by the Company for the provision of eye care services through provider panels organized and managed by the Company, (iii) the sale of supplies and equipment and the provision of related administrative services to optometrists, and (iv) the provision of mobile surgical and other supplies and services to eye care providers.

         Omega provides comprehensive management and other services for its Affiliated Practices. The Company has individual management agreements with each affiliated ophthalmologist or, in some cases, with a professional corporation employing more than one ophthalmologist. These management agreements are generally long-term and provide for the participation of the affiliated ophthalmologist in a comprehensive patient co-management program developed with the Company and implemented at the Center. Center net revenues represent gross charges for patient services rendered and ASC facility charges, net of estimated contractual adjustments. The Company is responsible for the payment of materially all Center clinical and operating expenses and is entitled to retain a fee that varies with the operating results of the Affiliated Practice. The amounts remitted to the Affiliated Practices under the management agreements are included in Center operating expenses. See "Business-Management Agreements."

         Managed care revenues consist principally of capitated amounts received from health maintenance organizations and other third-party payors for the provision of services by the eye care provider panels organized and managed by the Company, as well as certain administrative fees charged to panel providers and to payors. Under capitated agreements, the Company reimburses the members of its eye care provider panels for services rendered on a modified fee-for-service basis and generally retains the balance of capitation payments, subject to certain discretionary distributions to provider panel members. Under these agreements, the Company has the ability to adjust its fee schedule from time to time based on utilization experience. Under fee-for-service managed care contracts, panel eye care providers submit claims to and are reimbursed directly from third-party payors.

         Optometric practice service revenues include sales of optometric supplies and equipment through a group purchasing program and fees generated from administrative, educational and other optometric practice support services. Mobile surgical and other revenue are comprised primarily of rental and sales of ophthalmic equipment and supplies to hospitals, ASCs and eye care providers. The Company operates a mobile surgical service which provides ophthalmic surgical equipment and supplies to surgical facilities and is reimbursed by such facilities on a per-case basis.

         Center operating expenses include all direct expenses of Center operations, including the amounts received by affiliated ophthalmologists under their management agreements. Eye care claims represent amounts paid or due to participating providers in the Company's managed eye care provider panels for services rendered. Cost of sales includes the cost of goods sold through the Company's optometric practice services, mobile surgical and other divisions. Selling, general and administrative expenses represent the cost of corporate support functions and the general and administrative expenses of the Company's managed eye care, optometric practice services, mobile surgical and other divisions.

         The Company intends to expand its business through affiliations with additional ophthalmologists in connection with additional Centers and expansion of existing Centers. The Company anticipates that it will pay consideration to ophthalmologists in the form of cash, Common Stock and assumed indebtedness of the practices in conjunction with future affiliations. The amounts of such consideration will vary and will depend on the anticipated amount of Center operating income retained by affiliated ophthalmologists. In addition, the Company intends to increase managed care revenue by expanding existing eye care provider panels, by forming panels in new markets and by entering into additional provider contracts with third-party payors. The Company plans to expand the revenues of its Centers by increasing optometric referrals, expanding the scope of the practice by adding additional ophthalmology sub-specialists, expanding the territory by developing satellite locations, utilizing the Company's mobile surgical services program and positioning the Centers to negotiate effectively for managed care contracts.

RESULTS OF OPERATIONS

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                         1997        1996        1995
                                                         ----        ----        ----
Revenues:
   Center net revenues.............................      45.1%       59.8%       60.0%
   Managed care revenues...........................      22.2        34.3        32.0
   Optometric practice services....................      30.2          --          --
   Mobile surgical and other.......................       2.5         5.9         8.0
                                                       ------       -----      ------
   Total revenues..................................     100.0       100.0       100.0

Center operating expenses..........................      37.4        50.7        54.1
Eye care claims....................................      17.6        27.9        23.0
Selling, general and administrative expenses.......       9.1        13.1        14.7
Cost of sales......................................      29.9         3.3         4.5
Provision for doubtful accounts....................       0.9         0.9         1.4
                                                       ------       -----      ------
Earnings from operations...........................       5.1%        4.1%        2.3%
                                                       ======       =====      ======

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         TOTAL REVENUES. Total revenues increased from $42,737,000 for the year ended December 31, 1996 to $83,484,000 for the year ended December 31, 1997, an increase of $40,747,000, or 95.3%.

         Center net revenues increased from $25,577,000 for the 1996 period to $37,645,000 for the 1997 period, an increase of $12,068,000, or 47.2%.
         The increase resulted primarily from the additions of Centers in Tallahassee, Florida; Dallas, Texas; Birmingham, Alabama; Marion, Indiana; Danville, Illinois; San Antonio, Texas; and Circleville, Ohio during the 1997 period as well as the additions of ASC's in Dallas, San Antonio, and Circleville Centers. In addition, same-center revenues increased 9% for the 1997 period.

         Managed care revenues increased from $14,643,000 for the 1996 period to $18,527,000 for the 1997 period, an increase of $3,884,000, or 26.5%.
         The increase reflected the continued growth experienced by the Company's managed care operations.

         Optometric practice service revenues were $25,201,000 for the year ended December 31, 1997. Optometric practice services provides products and services to independent optometrists, including purchasing, education, training, management, and publications and is related to the acquisition of PEN in May 1997.

         Mobile surgical and other revenues decreased from $2,517,000 for the 1996 period to $2,111,000 for the 1997 period, a decrease of $406,000 or 16.1%. The decrease reflected the reduction in equipment sales, which have lower margins, and was partially offset by an increase in higher margin mobile surgical revenues.

         CENTER OPERATING EXPENSES. Center operating expenses increased from $21,676,000 for the year ended December 31, 1996 to $31,245,000 for the year ended December 31, 1997, an increase of $9,569,000 or 44.1%. The increase reflected the additions of the practices in Tallahassee, Dallas, Birmingham, Marion, Danville, San Antonio and Circleville as well as 8.4% same-center operating expense increase during the 1997 period. As a percentage of center net revenues, center operating expenses decreased from 84.8% in the 1996 period to 83.0% in the 1997 period, reflecting improved performance in certain Centers and the impact of the added Centers.

         EYE CARE CLAIMS. Eye care claims increased from $11,932,000 for the year ended December 31, 1996 to $14,658,000 for the year ended December 31, 1997, an increase of $2,726,000, or 22.9%. The increase reflected the continued growth experienced by the Company's managed care operations and is directly correlated with the increase in managed care revenues. As a percentage of managed care revenues, eye care claims decreased from 81.3% in the 1996 period to 79.1% in the 1997 period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $5,593,000 for the year ended December 31, 1996 to $7,595,000 for the year ended December 31, 1997, an increase of $2,002,000, or 35.8%. The increase primarily reflected (i) the expansion of operations at the EHN, (ii) development costs associated with expansion of the Company's practice affiliation program and (iii) expenses related to the acquisition of the PEN during the 1997 period. As a percentage of total revenues, selling, general and administrative expenses decreased from 13.1% in the 1996 period to 9.1% in the 1997 period.

         COST OF SALES. Cost of sales increased from $1,416,000 for the year ended December 31, 1996 to $24,915,000 for the year ended December 31, 1997, an increase of $23,499,000, or 1,659.5%. This increase primarily reflected the acquisition of PEN in May 1997 and the increase in higher margin mobile surgical sales partially offset by the reduction in equipment sales which have lower margins. As a percentage of total revenues, cost of sales increased from 3.3% in the 1996 period to 29.9% in the 1997 period, primarily as a result of the acquisition.

         PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts increased from $367,000 for the year ended December 31, 1996 to $752,000 for the year ended December 31, 1997, an increase of $385,000, or 104.9%. This increase reflected the additions of the practices in Tallahassee, Dallas, Birmingham, Marion, Danville, and San Antonio. As a percentage of total revenues, provision for doubtful accounts remained the same at 0.9% for both the 1996 and 1997 period.

         INTEREST INCOME (EXPENSE), NET. Interest expense increased from $569,000 for the year ended 1996 to $941,000 for the year ended December 31, 1997, an increase of $372,000, or 65.4%. This increase related to the increase in bank borrowings in late 1996 and the 1997 period used to finance acquisitions.

         PREFERRED DIVIDENDS. Preferred dividends decreased from $1,474,000 for the year ended December 31, 1996 to $20,000 for the year ended December 31, 1997, a decrease of $1,454,000, or 98.6%. This decrease resulted from the conversion of Series A Convertible Preferred Stock into Common Stock by preferred stockholders subsequent to June 30, 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         TOTAL REVENUES. Total revenues increased from $32,935,000 for the year ended December 31, 1995 to $42,737,000 for the year ended December 31, 1996, an increase of $9,802,000, or 29.8%.

         Center net revenues increased from $19,753,000 in 1995 to $25,577,000 in 1996, an increase of $5,824,000, or 29.5%. This increase resulted primarily from the additions of Centers in Nashville, Tennessee; Tallahassee, Florida; and Dallas, Texas, as well as the addition of an ASC in the Tallahassee Center, and a 75% interest in an ASC in the Dallas Center. In addition, approximately 60.1% of the increase resulted from significant volume growth in existing centers. This increase in revenue from existing Centers was achieved despite a reduction in Medicare reimbursement, effective January 1, 1996, estimated to be approximately 8.0% of Center net revenues.

         Managed care revenues increased from $10,547,000 in 1995 to $14,643,000 in 1996, an increase of $4,096,000, or 38.8%. This increase reflected the significant increase in covered members, as covered members reached approximately 2,000,000 at December 31, 1996.

         Mobile surgical and other revenues decreased from $2,636,000 in 1995 to $2,518,000 in 1996, a decrease of $118,000, or 4.5%. This decrease primarily resulted from (i) a reduction in fees earned by the Company's excimer laser support services, (ii) a reduction in management fees from managed centers in which the Company did not have an ownership interest as the Company focused on Centers in which it had an equity interest, and (iii) a decrease in lower margin equipment sales. This decrease was partially offset by the continued expansion of the Company's mobile surgical service.

         CENTER OPERATING EXPENSES. Center operating expenses increased from $17,815,000 in 1995 to $21,676,000 in 1996, an increase of $3,861,000, or 21.7%.
This increase reflected the additions of the practices in Nashville, Tennessee; Tallahassee, Florida; as well as the addition of an ASC in the Tallahassee Center, and a 75% interest in an ASC in the Dallas Center. As a percentage of center net revenues, center operating expenses decreased from 90.2% in 1995 to 84.7% in 1996.

         EYE CARE CLAIMS. Eye care claims increased from $7,589,000 in 1995 to $11,932,000 in 1996, an increase of $4,343,000, or 57.2%. This increase reflected the continued growth in the Company's managed care operations. As a percentage of managed care revenues, eye care claims increased from 72.0% in 1995 to 81.5% in 1996. The increase was a result of higher than expected utilization, especially late in the year, and a decreased level of fees from participating providers and networks.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $4,836,000 in 1995 to $5,593,000 in 1996, an increase of $757,000, or 15.7%. This increase resulted from costs associated with the growth in managed care operations, mobile surgical operations and corporate support services. As a percentage of total revenues, selling, general and administrative expenses decreased from 14.7% in 1995 to 13.1% in 1996.

         COST OF SALES. Cost of sales decreased from $1,488,000 in 1995 to $1,416,000 in 1996, a decrease of $72,000, or 4.8%. This decrease was a result of the decrease in lower margin capital equipment sales as the Company focused on the expansion of its mobile surgical service. As a percentage of total revenues, cost of sales decreased from 4.5% in 1995 to 3.3% in 1996.

         PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts decreased from $445,000 in 1995 to $367,000 in 1996, a decrease of $78,000, or
17.5%. This decrease resulted from improved collection experience. As a percentage of total revenues, provision for doubtful accounts decreased from 1.4% in the 1995 period to 0.9% in the 1996 period.

         INTEREST INCOME (EXPENSE), NET. Interest expense increased from $232,000 in 1995 to $569,000 in 1996, an increase of $337,000, or 145.3%. This increase resulted form higher debt levels, primarily incurred in connection with the Tallahassee and Dallas acquisitions.

         PREFERRED DIVIDENDS. Preferred Dividends resulted from the sale of Series A Convertible Preferred Stock in 1996. On March 28, 1997, a formal announcement from the staff of the United States Securities and Exchange Commission was issued which generally required that the Company impute and recognize a preferred dividend for the difference between the conversion price to preferred shareholders at issuance and the value of the related Common Stock as measured in the public market at that date.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         TOTAL REVENUES. Total revenues increased from $27,636,000 for the year ended December 31, 1994 to $32,935,000 for the year ended December 31, 1995, an increase of $5,299,000, or 19.2%.

         Center net revenues increased from $17,599,000 in 1994 to $19,753,000 in 1995, an increase of $2,154,000, or 12.2%. The increase resulted from significant growth in two Center locations and modest revenue growth in most other Centers, partially offset by problems experienced in two Center locations.

         Managed care revenues increased from $8,061,000 in 1994 to $10,547,000 in 1995, an increase of $2,486,000, or 30.8%. This increase reflected the significant increase in covered members, as covered members reached approximately 1,500,000 at December 31, 1995.

         Mobile surgical and other revenues increased from $1,976,000 in 1994 to $2,636,000 in 1995, an increase of $660,000, or 33.4%. The increase resulted from development of the Company's mobile surgical program, expansion of marketing to optometrists affiliated with various Omega networks and the development fees generated by the Company's excimer laser services, partially offset by a reduction in management fees earned from managed practices in which the Company did not have an ownership position.

         CENTER OPERATING EXPENSES. Center operating expenses increased from $15,993,000 in 1994 to $17,815,000 in 1995, an increase of $1,822,000, or
11.4%. This increase reflected the significant growth in two Center locations and modest revenue growth in most other Centers. As a percentage of center net revenues, center operating expense decreased from 90.9% in 1994 to 90.2% in 1995.

         EYE CARE CLAIMS. Eye care claims increased from $5,977,000 in 1994 to $7,589,000 in 1995, an increase of $1,612,000, or 27.0%. This increase reflected the continued growth experienced by the Company's managed care operations and is directly correlated with the increase in managed care revenues. As a percentage of managed care revenues, eye care claims decreased from 74.1% in 1994 to 72.0% in 1995.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $3,986,000 in 1994 to $4,836,000 in 1995, an increase of $850,000, or 21.3%. This increase resulted from increased costs associated with the Company's managed eye care operations. As a percentage of total revenues, selling, general and administrative expenses increased from 14.4% in 1994 to 14.7% in 1995.

         COST OF SALES. Cost of sales increased from $905,000 in 1994 to $1,488,000 in 1995, an increase of $583,000, or 64.4%. This increase resulted from the expansion of marketing to optometrists affiliated with various Omega networks. As a percentage of total revenues, cost of sales increased from 3.3% in 1994 to 4.5% in 1995.

         PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts decreased from $505,000 in 1994 to $445,000 in 1995, a decrease of $60,000, or
11.9%. This decrease resulted from improved collection experience. As a percentage of total revenues, provision for doubtful accounts decreased from 1.8% in the 1994 period to 1.4% in the 1995 period.

         INTEREST INCOME (EXPENSE), NET. Interest expenses increased from $205,000 in 1994 to $232,000 in 1995, an increase of $27,000, or 13.2%. This increase resulted from higher debt levels as total debt and capital lease obligations increased as a result of capital expenditures and capital lease obligations incurred in 1995 related largely to relocating and enlarging the Nashville Center and relocating and adding an ambulatory surgery center to the Omaha Center.

LIQUIDITY

         The Company requires capital primarily to fund the cash portion of consideration paid in affiliation transactions, to fund the purchase of clinical equipment and for working capital purposes. As of December 31, 1997, the Company had working capital of $7,889,000 compared to $4,773,000 at December 31, 1996. As of December 31, 1997, the Company had cash totaling $5,609,000, compared to $2,944,000 at December 31, 1996. Long-term debt and capital lease obligations increased to $8,410,000 in 1996, primarily reflecting borrowings associated with practice affiliations. As of December 31, 1997 the long-term debt and capital lease obligations were $24,488,000, primarily reflecting borrowings associated with acquisitions and practice affiliations.

         For the year ended December 31, 1997, the operating activities of the Company generated $4,151,000. The Company used $15,517,000 in investing activities and generated $14,031,000 in financing activities. Cash flows from operations included significant adjustments for depreciation and amortization ($1,904,000) as well as provision for doubtful accounts ($752,000). Investing activities during the period included $1,362,000 in capital expenditures for equipment as well as acquisitions of the assets of ophthalmic and optometric practices in Alabama, Texas, Indiana, Illinois, Ohio and Tennessee, net of cash acquired in the acquisition of PEN. Financing activities included an increase in borrowings, distributions to minority interest and proceeds from the issuance of Common Stock.

         For the year ended December 31, 1996, the Company used $50,000 in cash in operating activities and used $8,430,000 in investing activities. Financing activities generated cash of $8,688,000. The decrease in cash flow generated by operations was the result of the working capital requirements associated with the Company's acquisitions. Cash flows from operations included significant adjustments for depreciation and amortization ($1,232,000) and the provision for doubtful accounts ($367,000). The investing cash flows represented the acquisition program and capital expenditures of $721,000. Financing activities included the sale of $7,290,000 in Series A Convertible Preferred Stock and borrowings used to finance the acquisition program.

         For the year ended December 31, 1995, the Company generated cash of $1,871,000 in operating activities and used $1,000,000 in investing activities. Financing activities used $374,000. Cash flows from operations included significant adjustments for depreciation and amortization ($1,130,000) and the provision for doubtful accounts ($445,000). Cash flows from investing activities consisted principally of capital expenditures. Significant financing activities included $946,000 in principal payments on debt and capital leases, and $572,000 in proceeds of new debt.

         On May 17, 1996, the Company completed the sale of 729 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"), for total gross proceeds of $7,290,000. In addition, the investors received warrants to purchase approximately 634,000 additional shares of Common Stock at an exercise price of $5.75. All of the 729 shares of Series A Preferred Stock have been converted into 1,483,750 shares of Common Stock. The net proceeds to the Company were approximately $6,490,000 and were used to repay the bridge financing incurred in the Tallahassee practice affiliation, to finance a portion of the cost of the Dallas affiliation and for working capital.

         The Company used $1,362,000 for capital expenditures in 1997, compared to $720,000 in 1996 and $914,000 in 1995. In addition, the Company incurred capital lease obligations of $597,000 in 1997, $981,000 in 1996 and $1,275,000
in 1995. These capital expenditures consisted primarily of purchases of ophthalmic equipment for use in the Company's Centers and satellite locations. The higher levels in 1995 reflected the relocation and expansion of the Nashville and Omaha Centers. Capital expenditures in 1997 are estimated at approximately $1,200,000, exclusive of the purchase of assets of practice locations in additional affiliations.

         In February 1997, the Company entered into the $15,000,000 Credit Facility for the purpose of refinancing certain existing debt, providing working capital and financing acquisitions. The Credit Facility is a $15 million committed facility, comprised of a $13 million acquisition facility (the "Acquisition Facility") and a $2 million working capital facility (the "Working Capital Facility"). The Credit Facility is fully revolving for the first two years and matures in equal installments over the next four years. The Credit Facility bears interest at a variable rate equal to the 30-day commercial paper rate quoted in The Wall Street Journal plus 4.25%. In December 1997, the Credit Facility was updated to $30,000,000.

         As of December 31, 1997, the Company had approximately $5,609,000 of cash and cash equivalents and $10,000,000 of additional borrowing availability under the Credit Facility. Management believes the combination of these sources and funds generated from operations, will be sufficient to satisfy the Company's capital requirements for future affiliations as well as its capital expenditure, working capital and debt repayment requirements for the 1998 calendar year. In order to provide funds to continue its growth strategy, the Company will incur, from time to time, additional bank indebtedness and may issue, in public or private transactions, equity or debt securities, the availability and terms of which will depend on market and other conditions. There can be no assurance that any such additional financing will be available on terms acceptable to the Company.

IMPACT OF INFLATION AND CHANGING PRICES

         Approximately 45%, 5% and 35% of the Company's total revenues for the year ended December 31, 1997 were reimbursed directly by Medicare, Medicaid and private insurers, respectively. Revenues from these sources may be subject to reduction or other changes not related to the actual costs of eye care procedures performed.

         Effective January 1, 1996, 1997 and again in January 1998, Medicare reimbursement rates for certain procedures performed by affiliated ophthalmologists were decreased in various amounts. If the Company is not able to offset these reductions by a combination of increases in volume and decreases in operating costs, these reductions will have a negative impact on the results of Center operations.

NEW ACCOUNTING STANDARDS

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

         In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. SFAS No. 125 requires that an entity recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. This statement provides consistent accounting for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement, as amended by SFAS No. 127, "Deferral of the

Effective Date of Certain Provisions of FASB Statement No. 125," is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is effective after December 31, 1997, for repurchase agreements, dollar-roll agreements, securities lending, and similar transactions. The adoption of this statement did not have a material impact on the consolidated financial statements.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. The statement requires that the Company classify items of other comprehensive income by their nature and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of Condition. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of this statement will not have a material impact on the financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that the Company report financial and descriptive information about its reportable segments. Financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. This statement also requires that the Company report descriptive information about the way the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the company's financial statements, and changes in the measurement of segment amounts from period to period. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The adoption of this statement will provide additional disclosures in the financial statements for the year ended December 31, 1998.

YEAR 2000

         The year 2000 computer issue is caused by computer programs being written using two digits to identify the applicable year rather than four. Since most application software only contains the two digits, many systems will identify January 1, 2000 as January 1, 1900 which could result in malfunctions in applications involving dates. There can be no guarantee that the systems of other companies on which the Company relies will be in compliance.

         The Company is actively addressing operations concerns regarding the coming millennium change. The Company is reviewing its systems to identify those that may be affected by the year 2000. In the normal course of business, the Company anticipates replacing a substantial portion of its systems used in practice management and managed care administration. Both external and internal costs incurred in bringing existing systems into compliance is being expensed as incurred. Where management has determined that replacement of existing systems is required, such costs are being capitalized and will be amortized over the estimated useful life of the system. Costs incurred during 1997 and 1996 were not material to the company's consolidated financial statements. Additionally, the cost to be expensed over the next two years to complete the process of bringing the Company's systems and equipment into compliance with the year 2000 issue is not expected to have a material effect on the financial statements as the Company's systems are provided by and will be upgraded by third party vendors and equipment upgrades will be minimal.

         Although the cost to bring systems and equipment into compliance has not been and is not anticipated to have a material effect on the Company's financial statements, failure to comply could have a material adverse effect on the Company's business and financial results.

         ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(A)   FINANCIAL STATEMENTS

         Index to Consolidated Financial Statements:                     Page
                                                                         ----
         Independent Auditors' Report

         Consolidated Balance Sheets as of
                  December 31, 1997 and 1996

         Consolidated Statements of Operations
                  for the Years Ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows
                  for the Years Ended December 31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

(B) SUPPLEMENTARY DATA - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                    1997
                                              First               Second              Third               Fourth
                                             Quarter             Quarter             Quarter             Quarter
                                      ------------------- ------------------- ------------------- -------------------
Total revenues                              $ 12,326,702          20,446,562          25,268,956          25,441,596
Earnings from operations                         668,338           1,121,344           1,265,569           1,263,646
Net earnings                                     552,296             734,208           2,035,973             560,455
Earnings available to common
shareholders                                     541,797             727,559           2,033,247             560,455
Earnings per common share

  Basic                                     $       0.08                0.10                0.27                0.07
  Diluted                                           0.08                0.10                0.26                0.07

                                                                    1996
                                              First               Second              Third               Fourth
                                             Quarter             Quarter             Quarter             Quarter
                                      ------------------- ------------------- ------------------- -------------------
Total revenues                               $ 8,897,727          10,462,495          11,105,924          12,271,047
Earnings from operations                         180,956             420,577             478,334             673,090
Net earnings                                     122,129             297,330             410,369             473,298
Earnings (loss) available to
   common shareholders (1)                       122,129          (1,062,041)            303,484             460,831
Earnings (loss) per common share (1)

  Basic                                     $       0.03               (0.23)               0.06                0.07
  Diluted                                           0.03               (0.22)               0.06                0.07

(1) after adjustment in the second quarter of 1996 for imputed dividends on convertible preferred stock as required by a Securities and Exchange Commission announcement on March 28, 1997. Absent the impact of this announcement, the Company would have reported earnings per share of $.05 for the second quarter ended June 30, 1996. See note 1 to the consolidated financial statements included elsewhere herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

         The information called for by Item 9, Directors, Executive Officers of the Registrant, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; Item 10, Executive Compensation; Item 11, Security Ownership of Certain Beneficial Owners and Management; and Item 12, Certain Relationships and Related Transactions, is to be filed by amendment. Such amendment will be filed with the Securities and Exchange Commission in April 1998.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(1)  Exhibits

Exhibit
Number            Description
-----             -----------
3.1      Articles of Incorporation*
3.2      Amendment to Articles of Incorporation**
3.3      Bylaws*
4.1      Form of Common Stock Certificate*
11       Statement Re: Computation of Per Share Earnings
21       Subsidiaries of the Registrant
23       Consent of Independent Public Accountants
27       Financial Data Schedule (for SEC use only).

*        Incorporated by reference to exhibits filed with the Registrant's
         Registration Statement on Form S-18, Registration No. 33-35262-A.

**       Incorporated by reference to exhibits filed with the Registrant's
         Registration Statement on Form S-1, registration Statement No.
         333-38885.

(2)  Reports on  Form 8-K

None

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OMEGA HEALTH SYSTEMS, INC.
                                        By /s/ Thomas P. Lewis
                                          --------------------------------------
                                          Thomas P. Lewis
                                          President and Chief Executive Officer

                                          Date March 30, 1998
                                               ---------------------------------

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                       TITLE                    DATE

/s/ Andrew W. Miller                                  Chairman of the Board                 3/30/98
-------------------------------------------------
Andrew W. Miller

/s/ Thomas P. Lewis                                   President,                            3/30/98
-------------------------------------------------     Chief Executive Officer and
Thomas P. Lewis                                       Director

/s/ Ronald L. Edmonds                                 Executive Vice President,             3/30/98
-------------------------------------------------     Chief Financial Officer and
Ronald L. Edmonds                                     Director

/s/ Donald A. Hood, O.D.                              Senior Vice President - Managed       3/30/98
-------------------------------------------------     Care and Director
Donald A. Hood, O.D.

/s/ Mary Elizabeth Porter                             Vice President and Controller         3/30/98
-------------------------------------------------
Mary Elizabeth Porter

/s/ Donald Beisner, M.D.                              Director                              3/30/98
-------------------------------------------------
Donald Beisner, M.D.

/s/ David M. Dillman, M.D.                            Director                              3/30/98
-------------------------------------------------
David M. Dillman, M.D.

/s/ Herman L. Tacker, O.D.                            Director                              3/30/98
-------------------------------------------------
Herman L. Tacker, O.D.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1997 and 1996

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report



The Board of Directors
Omega Health Systems, Inc.:



We have audited the accompanying consolidated balance sheets of Omega Health Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omega Health Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                     KPMG Peat Marwick LLP

Memphis, Tennessee
March 4, 1998

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1997 and 1996

                                                                       1997                    1996
                                                                       ----                    ----

                      Assets
Current assets:
     Cash                                                           $    5,608,645           2,943,617
     Accounts receivable, net of allowance for
        contractual adjustments and doubtful
        accounts of $3,142,000 and $1,760,000  at
        December 31, 1997 and 1996, respectively
        (note 3)                                                        12,498,685           6,475,183
     Prepaid expenses and other current assets                           1,327,331             534,661
                                                                    --------------      --------------
                    Total current assets                                19,434,661           9,953,461
                                                                    --------------      --------------
Equipment, furniture and fixtures (notes 4 and 5):
     Owned                                                              15,307,522           9,254,482
     Held under capital lease                                            2,872,412           2,542,029
                                                                    --------------      --------------
                                                                        18,179,934          11,796,511
     Less accumulated depreciation and
        amortization                                                    (6,990,662)         (5,965,932)
                                                                    --------------      --------------
                    Equipment, furniture and
                         fixtures, net                                  11,189,272           5,830,579
                                                                    --------------      --------------

Management service agreements, net of
     accumulated amortization of $1,094,390
     and $411,536 at December 31, 1997 and
     1996, respectively (note 2)                                        29,260,811          10,513,937

Deferred tax asset (note 7)                                              1,356,000                   -

Other assets (note 6)                                                    1,287,455           1,141,580
                                                                    --------------      --------------




                                                                    $   62,528,199          27,439,557
                                                                    ==============      ==============

                                                                        1997                1996
                                                                        ----                ----
             Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                               $    4,999,452           1,407,647
     Accrued expenses                                                    2,646,288           1,391,549
     Eye care claims payable                                             2,471,935           1,176,068
     Current installments of obligations under
        capital leases and long-term debt
        (notes 4 and 5)                                                  1,428,477           1,205,060
                                                                    --------------      --------------
                    Total current liabilities                           11,546,152           5,180,324

Obligations under capital leases, excluding current
     installments (note 4)                                               1,365,448           1,367,718

Long-term debt, excluding current installments (note 5)
                                                                        21,693,712           5,837,456
                                                                    --------------      --------------
                    Total liabilities                                   34,605,312          12,385,498
                                                                    --------------      --------------

Minority interests in partnerships                                         523,065              10,896

Stockholders' equity (notes 2 and 8):
     Preferred stock; no par value; authorized
        1,000,000 shares; issued 59 shares at
        December 31, 1996                                                        -             485,049
     Common stock; par value of $0.06;
        authorized 25,000,000 shares; issued
        8,566,546 and 6,865,787 shares at
        December 31, 1997 and 1996, respectively                           513,991             411,946
     Additional paid-in capital                                         31,562,383          22,685,778
     Accumulated deficit                                                (4,676,552)         (8,539,610)
                                                                    --------------      --------------
                    Total stockholders' equity                          27,399,822          15,043,163
                                                                    --------------      --------------


Commitments and contingencies (notes 4 and 10)
                                                                    $   62,528,199          27,439,557
                                                                    ==============      ==============

          See accompanying notes to consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1997, 1996 and 1995

                                                                     1997              1996               1995
                                                                     ----              ----               ----
Center net revenues                                            $   37,645,150         25,576,743         19,752,926
Managed care revenues                                              18,527,099         14,642,992         10,546,467
Optometric practice services                                       25,200,784                  -                  -
Mobile surgical and other revenues                                  2,110,783          2,517,458          2,636,078
                                                               --------------     --------------    ---------------
                    Total revenues                                 83,483,816         42,737,193         32,935,471

Center operating expenses                                          31,244,702         21,675,900         17,814,960
Eye care claims                                                    14,658,360         11,932,085          7,589,390
Selling, general and administrative expenses                        7,595,137          5,593,414          4,835,891
Cost of sales                                                      24,914,938          1,415,800          1,487,879
Provision for doubtful accounts                                       751,782            367,037            444,810
                                                               --------------     --------------    ---------------
                    Earnings from operations                        4,318,897          1,752,957            762,541
Non-operating revenue (expense):
     Interest income                                                  271,690             60,010             59,045
     Interest expense                                              (1,212,650)          (628,730)          (290,978)
     Loss on disposal of eye centers                                        -                  -           (209,290)
     Other                                                                  -            168,197            159,556
                                                               --------------     --------------    ---------------
                    Earnings before minority
                         interests and income taxes                 3,377,937          1,352,434            480,874

Minority interests in income of partnerships                         (405,005)           (49,308)                 -
                                                               --------------     --------------    ---------------
                    Earnings before income taxes                    2,972,932          1,303,126            480,874

Income tax benefit (note 7)                                           910,000                  -                  -
                                                               --------------     --------------    ---------------
                    Net earnings                                    3,882,932          1,303,126            480,874

Preferred dividends, principally those imputed
     as described in note 1                                           (19,874)        (1,473,723)                 -
                                                               --------------     --------------    ---------------
Earnings (loss) available to common
     shareholders                                              $    3,863,058           (170,597)           480,874
                                                               ==============     ==============    ===============
Earnings (loss) per common share:
     Basic                                                     $          .52               (.03)               .10
                                                               ==============     ==============    ===============
     Diluted                                                   $          .50               (.03)               .10
                                                               ==============     ==============    ===============

Weighted average shares outstanding:

     Basic                                                          7,417,878          5,434,040          4,694,352
                                                               ==============     ==============    ===============
     Diluted                                                        7,769,656          5,598,926          4,804,858
                                                               ==============     ==============    ===============

See accompanying notes to consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1997, 1996 and 1995

                                                                              Additional                           Total
                                                 Preferred      Common          paid-in       Accumulated      stockholders'
                                                   stock         stock          capital          deficit         equity
                                               ------------    ----------   --------------    ------------   --------------
Balances at December 31, 1994                  $          -       280,659       11,969,952      (8,849,887)       3,400,724
Issuance of 28,496 shares
     of common stock                                      -         1,710           77,939               -           79,649
Net earnings                                              -             -                -         480,874          480,874
                                               ------------    ----------   --------------    ------------   --------------
Balances at December 31, 1995                             -       282,369       12,047,891      (8,369,013)       3,961,247
Issuance of 729 shares of
     preferred stock                              6,494,292             -                -               -        6,494,292
Issuance of 1,370,097 shares
     of common stock with
     conversion of 670 shares
     of preferred stock                          (6,009,243)       82,206        5,927,037               -                -
Issuance of 789,515 shares
     of common stock                                      -        47,371        3,237,127               -        3,284,498
In-kind dividends on
     preferred stock                                      -             -          187,252        (187,252)               -
Imputed dividends on
     preferred stock                                      -             -        1,286,471      (1,286,471)               -
Net earnings                                              -             -                -       1,303,126        1,303,126
                                               ------------    ----------   --------------    ------------   --------------
Balances at December 31, 1996                       485,049       411,946       22,685,778      (8,539,610)      15,043,163
Issuance of 113,653 shares of
     common stock with
     conversion of 59 shares
     of preferred stock                            (485,049)        6,819          478,230               -                -
Issuance of 1,587,106 shares
     of common stock                                      -        95,226        8,378,501               -        8,473,727
In-kind dividends on
     preferred stock                                      -             -           19,874         (19,874)               -
Net earnings                                              -             -                -       3,882,932        3,882,932
                                               ------------    ----------   --------------    ------------   --------------

Balances at December 31, 1997                  $          -       513,991       31,562,383      (4,676,552)      27,399,822
                                               ============    ==========   ==============       =========   ==============

See accompanying notes to consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995

                                                                                1997             1996              1995
                                                                                ----             ----              ----
Cash flows from operating activities:
     Net earnings                                                          $   3,882,932         1,303,126          480,874
     Adjustments to reconcile net earnings to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                                       1,903,827         1,232,204        1,129,606
           Income tax benefit                                                   (910,000)                -                -
           Provision for doubtful accounts                                       751,782           367,037          444,810
           Minority interests in income of partnerships                          405,005            49,308                -
           Changes, net of acquisition effects, in
               operating assets and liabilities:
                  Accounts receivable, net                                    (2,883,457)       (1,734,405)        (900,173)
                  Other receivables                                             (137,061)          133,125         (197,356)
                  Prepaid expenses and other assets                             (584,547)         (683,631)           8,199
                  Accounts payable and accrued expenses                          426,396          (572,920)         582,308
                  Eye care claims payable                                      1,295,867          (143,567)         322,236
                                                                          --------------    --------------   --------------
                    Net cash provided by (used in)
                         operating activities                                  4,150,744           (49,723)       1,870,504
                                                                          --------------    --------------   --------------
Cash flows from investing activities:
     Capital expenditures                                                     (1,361,684)         (720,790)        (914,287)
     Acquisition of net assets of physician practices (note 2)               (12,734,977)       (7,128,466)               -
     Acquisition of Primary Eyecare Network,
        net of cash acquired                                                  (1,420,148)                -                -
     Investment in Clearvision Laser Centers, Inc.                                     -          (500,000)               -
     Other                                                                             -           (81,180)         (85,525)
                                                                          --------------    --------------   --------------
                    Net cash used in investing activities                    (15,516,809)       (8,430,436)        (999,812)
                                                                          --------------    --------------   --------------
Cash flows from financing activities:
     Financing costs incurred                                                   (542,145)          (50,400)               -
     Principal payments on long-term debt                                     (5,638,088)       (8,212,585)        (718,200)
     Principal payments on obligations under capital leases                     (659,653)         (497,889)        (228,158)
     Proceeds from issuance of debt                                           20,762,826        10,986,715          572,440
     Proceeds from issuance of common stock                                      501,087             6,499                -
     Proceeds from issuance of preferred stock                                         -         6,494,292                -
     Distributions to minority interests                                        (392,934)          (38,412)               -
                                                                          --------------    --------------   --------------
                    Net cash provided by (used in)
                         financing activities                                 14,031,093         8,688,220         (373,918)
                                                                          --------------    --------------   --------------
                    Net increase in cash                                       2,665,028           208,061          496,774
Cash at beginning of period                                                    2,943,617         2,735,556        2,238,782
                                                                          --------------    --------------   --------------
Cash at end of period                                                     $    5,608,645         2,943,617        2,735,556
                                                                          ==============    ==============   ==============

See accompanying notes to consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1997, 1996 and 1995



(1)    Summary of Significant Accounting Policies

       (a)   Nature of Operations

             Omega Health Services, Inc. (the Company) is a multi-faceted eye care company that provides a broad range of practice management and other services to ophthalmologists and optometrists to assist in the integration of primary, medical and surgical eye care. The Company emphasizes cooperative professional relationships between ophthalmologists and optometrists in the formation of integrated eye care networks and co-management of patient care. The Company's services allow eye care professionals to devote their time to the delivery of quality primary, medical and surgical eye care and enable them to expand and position their practices effectively in an increasingly competitive eye care environment. The Company manages 20 affiliated ophthalmology practices through which 49 affiliated ophthalmologists provide medical and surgical eye care at the Company's co-management eye care centers, which include 100 service locations and seven ambulatory surgery centers. In order to assist ophthalmologists and optometrists in accessing managed care patient volume, the Company organizes and manages eye care provider panels, consisting of 8,000 eye care professionals in all 50 states. The Company has related contracts with managed care and other third-party payors covering approximately 2.3 million lives,
             1.3 million of which are on a capitated basis. The Company also provides supply and equipment purchasing, mobile surgical equipment and support services, excimer laser support services, and certain administrative services to opthalmologists, networks of associated optometrists, and other eye care providers.

       (b)   Principles of Consolidation

             The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

       (c)   Restricted Cash Balances

             Under certain managed care agreements, the Company is required to maintain cash reserves of approximately $1.9 million. However, such reserves are not limited as to use by the related agreements.

                                                                     (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       (d)   Equipment, Furniture and Fixtures

             Equipment, furniture and fixtures are stated at cost. Equipment, furniture and fixtures under capital leases are stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value at the inception of the lease.

             Provisions for depreciation on equipment, furniture and fixtures are computed by the straight-line method based on the estimated useful lives of the assets ranging from five to ten years. Leasehold improvements are amortized using the straight-line method over the lesser of the respective lease term or their estimated useful lives.

       (e)   Center Net Revenues

             Center net revenues are gross charges for patient services rendered, recorded net of estimated third-party payor contractual adjustments. The physicians associated with the Company have agreements with governmental and other third-party payors that provide for reimbursement at amounts different from their established rates. Contractual adjustments under third-party reimbursement programs represent the difference between the billings at established rates for services and amounts reimbursed by third-party payors. Services rendered under the Medicare program, the largest third-party payor, are principally reimbursed based upon predetermined fee schedules for the procedures performed.

       (f)   Managed Care Revenues

             Managed care revenues consist principally of capitated amounts received from health maintenance organizations and other third-party payors for the provision of services by the eye care provider panels organized and managed by the Company, as well as certain administrative fees charged to panel providers and to payors. Under capitated agreements, the Company reimburses the members of its eye care provider panels for services rendered on a modified fee-for-service basis and generally retains the balance of capitation payments, subject to certain discretionary distributions to provider panel members. Under these agreements, the Company has the ability to periodically adjust its fee schedules based on utilization experience. Under fee-for-service managed care contracts, panel eye care providers submit claims to and are reimbursed directly from third-party payors.

                                                                    (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       (g)   Optometric Practice Services

             The Company operates a discount purchasing program for the products used in the day-to-day practices of optometrists. These products include eye glass frames and lenses, contact lenses, clinical equipment and other supplies. The Company also provides administrative services on a contracted basis to meet the optometrists' needs in several areas such as accounting and financial reporting, billing and collections and staff management. The costs related to such product sales are included in cost of sales.

       (h)   Mobile Surgical and Other Revenues

             The Company operates a mobile surgical service which provides ophthalmic surgical equipment and supplies to surgical facilities, including hospitals and ambulatory surgery centers, on a per-case basis. The costs related to these sales are included in cost of sales.

       (i)   Management Service Agreements

             Assets related to management service agreements arise from business acquisitions made by the Company. The excess of cost of purchased assets over the fair value of net assets acquired (including other identifiable intangible assets) is allocated to management service agreements and amortized straight-line over terms ranging from ten to forty years, generally the term of the related management agreement. The recoverability of such assets is reevaluated when warranted by business events and circumstances. The Company believes that no impairment of such assets has occurred and that no revisions of estimated useful lives are currently necessary.

       (j)   Income Taxes

             Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the deferred tax liability or asset is expected to be settled or realized.

                                                                     (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       (k)   Earnings (Loss) Per Share

             Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share. Basic net earnings per share is based on net earnings available to common shareholders divided by the weighted average number of shares outstanding during each year. Diluted net earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings. The dilutive effect of securities and contracts potentially convertible to common stock is calculated using the treasury stock method. Prior periods have been restated to conform to the new presentation.

             On March 28, 1997, a formal announcement (the Announcement) from the staff of the United States Securities and Exchange Commission was made available which impacted the Company's calculation of earnings per share with respect to the May 1996 issuance of convertible preferred stock described in note 8. This Announcement generally required that the Company impute and recognize a preferred dividend for the difference between the conversion price to preferred shareholders at issuance and the value of the related common stock solely as measured in the public market at that date.

             The Company has followed the guidance in the Announcement in the calculation of earnings (loss) per share in the accompanying consolidated financial statements. Absent the impact of the Announcement, the Company would have reported earnings per share for 1996 of $.20 on both a basic and diluted basis.

       (l)   Use of Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from these estimates. In particular, the liability for eye care claims payable is necessarily based on such estimates and, accordingly, amounts ultimately paid will be more or less than such estimates.

                                                                     (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       (m)   Accounting Pronouncements

             In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 129, Disclosure of Information about Capital Structure. This statement established standards for disclosing information about an entity's capital structure and applies to all entities. SFAS No. 129 is effective for fiscal years beginning after December 15, 1997. The adoption of this statement will not have a material impact on the disclosures in the consolidated financial statements.

             In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. The statement requires that the Company classify items of other comprehensive income by their nature and display the accumulated balance of other comprehensive income separately in the equity section of the consolidated balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of this statement will not have a material impact on the consolidated financial statements.

             In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires that the Company report financial descriptive information about its reportable segments. Financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. This statement also requires that the Company report descriptive information about the way the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the Company's consolidated financial statements, and changes in the measurement of segment amounts from period to period. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The adoption of this statement will provide additional disclosures in the consolidated financial statements for the year ending December 31, 1998.

       (n)   Reclassifications

             Certain prior year balances have been reclassified to conform to the 1997 presentation.

                                                                     (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



 (2)   Mergers, Acquisitions and Divestitures

       In January 1996, the Company completed the acquisition of the stock of Warren R. Berrie, M.D., of Nashville, Tennessee. This acquisition included substantially all of the assets of the medical practice of Dr. Berrie. Simultaneously with the acquisition, the Company entered into a five-year management agreement with Dr. Berrie. The total consideration for the acquisition of the assets of the Berrie practice was $650,000, of which $50,000 was paid in cash, with the balance in the form of a five-year subordinated note. The note is due in monthly installments, bears interest at 7% and is convertible into common stock at a conversion price of $5.89 per share.

       In March 1996, the Company completed the acquisition of the assets of the ophthalmology practice of Paul R. Garland, M.D., of Tallahassee, Florida. In addition, the Company acquired all of the capital stock of the surgery center associated with Dr. Garland's practice, Capital Eye Surgery Center, Inc. Simultaneously with the acquisition, the Company entered into a 25-year management agreement with Dr. Garland's professional corporation. The total consideration for the Garland transactions was $3.4 million, of which $2 million was paid in cash, with the balance in the form of a five-year subordinated note. The note is due in monthly installments, bears interest at 7% and is convertible into common stock at a conversion price of $6.50 per share.

       In September 1996, the Company completed the acquisition of substantially all of the assets of EyeCare and SurgeryCenter of North Texas, P.A. and ECSC Retina, P.A., two Dallas, Texas professional associations which practice ophthalmology, in exchange for 771,429 shares of common stock. A subsidiary of the Company manages the practices pursuant to long-term management agreements.

       Also in September 1996, a subsidiary of the Company and SurgEyeCare, Inc. entered into a partnership agreement to form SurgEyeCare General Partnership (the "Partnership"). Under the terms of the partnership agreement, the Company contributed $4,550,000 cash to the Partnership, and SurgEyeCare, Inc. contributed assets with an agreed-upon value of $6,100,000. After these initial capital contributions, the Partnership distributed $4,476,438 in cash to SurgEyeCare, Inc. After these transactions, the Company owned a 75% interest in the Partnership and SurgEyeCare, Inc. owned a 25% interest. Under the terms of the partnership agreement, the subsidiary of the Company is designated as managing partner. The Company financed its contribution to the Partnership, in part, with the proceeds of a $3,280,000 acquisition term loan from a commercial bank, which was refinanced in February 1997.

                                                                     (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       In March 1997, the Company completed the acquisition of the assets of the ophthalmology practice of Sarah J. Hays, M.D. of Birmingham, Alabama. Simultaneously with the acquisition, the Company entered into a long-term management agreement with Dr. Hays' professional corporation. The assets were acquired in exchange for 108,081 shares of the Company's common stock and $859,500 in cash. The cash portion of the transaction was financed under the Company's Credit Agreement described in note 5.

       In May 1997, the Company completed the acquisition of the assets of the ophthalmology practice of Joseph F. Faust, M.D. of Marion, Indiana and a 50% interest in the ambulatory surgery center associated with such practice. Simultaneously with the acquisitions, the Company entered into long-term management agreements to manage both the practice and the surgery center. The assets were acquired in exchange for 169,186 shares of the Company's common stock and $1.7 million in cash. The cash portion of the transaction was financed under the Credit Agreement.

       In May 1997, the Company completed a merger with Primary Eyecare Network
       (PEN), based in San Ramon, California. PEN provides products and services to independent optometrists, including management, purchasing, education, training and publications. In connection with the merger, the Company issued 195,365 shares of its common stock to the shareholders of PEN and paid $1.9 million in cash. The cash portion of the transaction was financed under the Credit Agreement.

       In August 1997, the Company completed the acquisition of substantially all of the assets of Dillman Eye Care Associates, an ophthalmology practice, and Dillman Eye Care Optical Department, Inc. in exchange for 66,667 shares of common stock and $725,000 in cash. Simultaneously with the acquisitions, the Company entered into a long-term management agreement to manage the Dillman practice. The cash portion of the transaction was financed under the Credit Agreement.

       In September 1997, the Company completed the acquisition of substantially all of the assets of Eye Surgeons and Consultants and Golden Eye Surgeons, two affiliated ophthalmology practices, in exchange for 89,694 shares of common stock and $672,700 in cash. Simultaneously with the acquisitions, the Company entered into a long-term management agreement to manage the practices. The cash portion of the transaction was financed under the Credit Agreement.

                                                                     (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       In December 1997, the Company completed the acquisition of the assets of the ophthalmology practice of Alan D. Baribeau, M.D., P.A. of San Antonio, Texas and a 50% interest in the ambulatory surgery center associated with such practice. Simultaneously with the acquisitions, the Company entered into long-term management agreements to manage both the practice and the surgery center. The assets were acquired in exchange for 131,250 shares of the Company's common stock and $1.9 million in cash. The cash portion of the transaction was financed under the Credit Agreement.

       Also in December 1997, the Company completed the acquisition of the stock of Central Ohio Eye Institute, Inc., an Ohio Corporation, in exchange for 463,206 shares of common stock and $5,000,000 in cash. Simultaneously with the acquisition, the Company entered into a long-term management agreement to manage the practice. The cash portion of the transaction was financed under the Credit Agreement.

       Finally, in December 1997, the Company completed the acquisition of substantially all of the assets of Providers Optical, Inc., a wholesale optical laboratory focused on managed eye care, in exchange for 175,000 shares of common stock.

       The following sets forth certain unaudited pro forma financial information for the years ended December 31, 1997 and 1996, as if the transactions described above, which were all accounted for as purchases, had been completed as of January 1, 1996:

                                                          1997        1996
                                                          ----        ----
             Revenues                                  $103,742,000       98,370,000
             Net earnings                                 2,935,000        2,162,000
             Net earnings per common share:
                Basic                                           .36              .29
                Diluted                                         .34              .28
             Weighted average common shares:
                Basic                                     8,225,735        7,838,070
                Diluted                                   8,577,513        7,821,571

                                                                     (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(3)    Business and Credit Concentrations

       Affiliated ophthalmologists provide health care services through the Company's eye care centers. These ophthalmologists grant credit to patients, substantially all of whom are residents local to each center. The ophthalmologists generally do not require collateral or other security in extending credit to patients; however, they routinely obtain assignment of (or are otherwise entitled to receive) patients' benefits payable under their health insurance programs, plans or policies (e.g. Medicare, Medicaid, Blue Cross and commercial insurance policies).

       The mix of receivables from patients and third-party payors follows:

                                                   1997          1996
                                                   ----          ----
             Medicare                               48%            46%
             Other third-party payors               35             38
             Patients                                9              8
             Medicaid                                8              8
                                                 -----          -----

                                                   100%           100%
                                                 =====          =====

       Contracts with two managed care organizations comprised 62%, 61% and 69% of managed care revenues in the years ended December 31, 1997, 1996 and 1995, respectively. No other single managed care contract comprised more than 9% of such revenues during any of the respective years.

(4)    Leases

       The Company and its wholly-owned subsidiaries are obligated under capital leases for equipment, furniture and fixtures that expire within the next five years. Capital lease obligations for such assets of approximately $642,000, $981,000 and $1,275,000 were incurred in 1997, 1996 and 1995, respectively. The Company and its subsidiaries also are obligated under noncancellable operating leases for equipment and office space that expire within the next ten years.

                                                                   (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Future minimum lease payments under noncancellable operating leases and the present value of future minimum capital lease payments as of December 31, 1997 follow:

                                                                                       Capital          Operating
                                                                                       leases            leases
                                                                                       ------            ------
             Year ending December 31:
                1998                                                              $      797,735          2,666,136
                1999                                                                     596,357          2,143,176
                2000                                                                     607,446          1,650,437
                2001                                                                     221,042          1,505,148
                2002                                                                     161,082          1,291,222
                Thereafter                                                                     -          3,356,356
                                                                                  --------------    ---------------
                                                                                       2,383,662         12,612,475
                Less amount representing interest                                                   ===============
                   at an average rate of 11%                                             417,124
                                                                                  --------------
                                                                                       1,966,538
                Less current installments                                                601,090
                Obligations under capital leases, excluding                       --------------
                   current installments                                           $    1,365,448
                                                                                  ==============

     Total rental expense for operating leases was approximately $2,652,000, $1,811,000 and $1,418,000 in 1997, 1996 and 1995, respectively.

(5)  Long-term Debt

     Long-term debt consists of the following:

                                                                                        1997              1996
                                                                                        ----              ----
             Borrowings under revolving credit facility                              $ 20,002,965                 -

             Subordinated note payable in monthly installments of $27,504, including interest at 7%, through February 2001, convertible
             into common stock at $6.50 per share                                         930,160         1,187,881

             Subordinated note payable in monthly installments of $11,881, including interest at 7%, through January 2001, convertible
             into common stock at $5.89 per share                                         394,355           505,076

                                                                     (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(5), Continued

                                                                                        1997              1996
                                                                                        ----              ----
             Subordinated note payable in monthly installments of $7,425,
             including interest at 7%, through January 2002                               359,194                 -

             Unsecured note payable in annual installments of $166,667,
             plus interest at 9.5%, through March 2000                                    500,000                 -

             Note payable in monthly installments of $81,417, including interest at prime plus 1%, through September 2000, secured by
             assets of several centers, repaid in February 1997                                 -         3,099,902

             Note payable under revolving credit agreement, bearing interest at prime plus 1%, interest due monthly, principal due August 1997, secured by accounts receivable at several
             centers, repaid in February 1997                                                   -           750,000

             Borrowings under revolving line of credit, with interest at prime plus 3%, secured by receivables at two centers, repaid
             in February 1997                                                                   -           218,345

             Non-interest bearing note payable in monthly installments of
             $16,500 through December 1997, secured by assets of St. Louis
             center, repaid in February 1997                                                    -           205,500

             Unsecured note payable in monthly installments of $8,670, including
             interest at 15%, through May 1997, repaid in February 1997                         -            41,775

             Various notes payable in monthly installments, including
             interest at 6% to 15%, through June 2004, secured by equipment               334,425           391,573
                                                                                   --------------   ---------------

                           Total long-term debt                                        22,521,099         6,400,052

             Less current installments                                                    827,387           562,596
                                                                                   --------------   ---------------
                           Long-term debt, excluding current
                               installments                                        $  21,693,712          5,837,456
                                                                                   =============    ===============

                                                                     (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       In February 1997, the Company entered into a $15,000,000 revolving credit agreement with NationsCredit Commercial Corporation. In December 1997, the agreement was increased to $30,000,000. Borrowings under the agreement bear interest at the 30-day commercial paper rate plus 4.25%. Interest only is due monthly until December 1999, at which time the borrowings will be due in installments over a four-year period. Substantially all the Company's assets are pledged under the agreement. Under the terms of the agreement, the Company is required to maintain compliance with certain financial covenants.

       Future maturities of long-term debt follow:

             1998                                       $     827,387
             1999                                           4,747,486
             2000                                           4,724,565
             2001                                           6,145,221
             2002                                           6,076,440
                                                         ------------

                                                         $ 22,521,099
                                                         ============

       Interest paid totaled $1,182,000, $674,000 and $302,000 in 1997, 1996 and
       1995, respectively.

(6)    Other Assets

       In December 1996, the Company acquired $500,000 face amount of convertible preferred stock of Clearvision Laser Centers, Inc. ("Clearvision"). The preferred stock is convertible into common stock of Clearvision using a formula based on actual sales of Clearvision common stock during the six month period ending June 30, 1997. In exchange for the preferred stock, the Company paid $250,000 in cash and contributed certain marketing and educational materials with an agreed-upon value of $250,000. In addition, the Company received warrants to purchase an additional $250,000 in Clearvision common stock at a price based on the same formula. The preferred stock is convertible at any time after June 30, 1997. The warrant is exercisable for a one year period ending June 30, 1998. Were the preferred stock converted, the Company's investment is expected to represent less than 5% of Clearvision's outstanding common stock and would therefore be accounted for using the cost method.

                                                                     (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(7)    Income Taxes

The components of income tax benefit for 1997 follow:

Current:
    Federal                                               $   326,000
    State                                                     120,000
                                                          -----------
              Total current                                   446,000
                                                          -----------

Deferred:
    Federal                                                (1,208,000)
    State                                                    (148,000)
                                                          -----------
              Total deferred                              $(1,356,000)
                                                          -----------
Total income tax benefit                                  $  (910,000)
                                                          ===========




       Income tax expense (benefit) differs from the amount computed by applying a federal income tax rate of 34% to earnings before income taxes due to the following:

                                                                               1997          1996          1995
                                                                               ----          ----          ----
             Tax expense at statutory rate                                  $ 1,010,000      443,000        164,000
             Increase (reduction) in taxes resulting from:
                State income taxes                                               79,000            -              -
                Non-deductible expenses                                          40,000       33,000         44,000
                Other                                                           (39,000)           -              -
                Change in the valuation allowance
                   for deferred assets                                       (2,000,000)    (476,000)      (208,000)
                                                                            -----------   ----------     ----------

                                                                            $  (910,000)           -              -
                                                                            ===========   ==========     ==========

       The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                                           1997            1996           1995
                                                                           ----            ----           ----
             Deferred tax assets:
                Equipment, furniture and fixtures, principally
                   due to differences in depreciation                   $    201,000        266,000         172,000
                Intangible assets, principally recognition
                   of amortization                                           283,000        291,000         153,000
                Receivables, principally due to allowance
                   for doubtful accounts                                     123,000        171,000         141,000
                Alternative minimum tax credit carryforward                  300,000              -               -
                Accrued expenses                                              17,000         30,000          69,000
                Net operating loss carryforwards                           2,032,000      2,842,000       3,541,000
                                                                        ------------   ------------    ------------
                           Gross deferred tax assets                       2,956,000      3,600,000       4,076,000
             Valuation allowance                                          (1,600,000)    (3,600,000)     (4,076,000)
                                                                        ------------   ------------    ------------

                           Net deferred tax assets                      $  1,356,000              -               -
                                                                        ============   ============    ============

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

                                                                    (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on expectations for future taxable income over the periods in which the deferred tax assets are deductible, management believes the Company has established a reasonable valuation allowance. As of December 31, 1997, the Company had available net operating loss carryforwards, subject to Internal Revenue Code Section 382 limitations, of approximately $5,400,000 expiring from the year 2000 to 2007.

       The Company paid income taxes totaling approximately $130,000 in 1997.

(8)    Stockholders' Equity

       The Company accounts for stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (APB 25). As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

       The Company maintained the 1985 Stock Option Plan (the "1985 Plan") which was made available to selected employees, including officers of the Company, directors, key advisors and selected physicians practicing at Company facilities. The 1985 Plan allowed options to be granted for up to 450,000 shares. The following table summarizes information about options under the 1985 Plan:

                                                                                  Number         Weighted average
                                                                                of shares         exercise price
                                                                                ---------         --------------
             Balance at December 31, 1994                                        429,836              $ 3.54
                Granted                                                                -                   -
                Exercised                                                         20,460                2.78
                Forfeited                                                         20,000                3.00
                Expired                                                                -                   -
                                                                                 -------              ------
             Balance at December 31, 1995                                        389,376                3.60
                Granted                                                                -                   -
                Exercised                                                          4,999                3.00
                Forfeited                                                         26,000                3.67
                Expired                                                            2,376                4.80
                                                                                 -------              ------
             Balance at December 31, 1996                                        356,001                3.60
                Granted                                                                -                   -
                Exercised                                                         28,132                3.62
                Forfeited                                                         35,000                3.87
                Expired                                                           10,000                6.50
                                                                                 -------              ------

             Balance at December 31, 1997                                        282,869              $ 3.44
                                                                                 =======              ======


                                                                    (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options under the 1985 Plan was $3.00 - $4.50 and 1.93 years, respectively. At December 31, 1997 and 1996, the number of options exercisable was 163,358 and 111,167, respectively, and the weighted average exercise price of those options was $3.28 and $3.56, respectively.

       In 1995 the Company adopted its 1995 Stock Option Plan (the "1995 Plan") which is made available to selected employees, including officers of the Company, directors, key advisors and selected physicians practicing at Company facilities. The 1995 Plan allows options to be granted for up to 300,000 shares. The following table summarizes information about options under the 1995 Plan:

                                                          Number         Weighted average
                                                        of shares         exercise price
                                                        ----------       ----------------
             Balance at December 31, 1995                    2,500           $5.00
                Granted                                    180,000            5.75
                Exercised                                        -               -
                Forfeited                                        -               -
                Expired                                          -               -
                                                        ----------           -----
             Balance at December 31, 1996                  182,500            5.73
                Granted                                     81,500            7.60
                Exercised                                        -               -
                Forfeited                                        -               -
                Expired                                          -               -
                                                        ----------           -----
             Balance at December 31, 1997                  264,000           $6.34
                                                        ==========           =====

       At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options under the 1995 Plan was $5.00 - $8.50 and 4.9 years, respectively. No options were exercisable at December 31, 1997 and 1996.

       The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $7.75, $4.63 and $3.83, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997, 1996 and 1995 - expected dividend yield of 0%, risk-free interest rate of 6%, an expected life of 6 years, and volatility of 79.68%, 56.84% and 64.09%, respectively.

                                                                     (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       Since the Company applies APB 25 in accounting for its plans, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company recorded compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock-based Compensation, the Company's net earnings and earnings per share would have been reduced by the proforma amount indicated below:

                                           1997         1996      1995
                                        --------      ------     -----
       Net earnings                     $236,000      89,000     1,000
       Basic earnings per share         $    .03         .02       .00
       Diluted earnings per share       $    .03         .02       .00

       Pro forma net earnings reflect only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation costs are reflected over the option's vesting period of three years and compensation cost for options granted prior to January 1, 1995 is not considered.

       In January 1990, the Company entered into a stock bonus arrangement with one of its officers, whereby that officer was issued 1,667 shares of common stock on each January 1, from 1991 through 1995, provided that he was an employee of the Company each of those dates.

       The Company's 1991 Employee Stock Purchase Plan (the "Purchase Plan") provides for the implementation of stock purchases by employees of shares of common stock either on the open market or from such available authorized but unissued shares. The Company has reserved 50,000 shares for issuance under the Purchase Plan. Each eligible employee is granted on the grant date of each Purchase Plan year options to purchase 1,250 shares of the Company's common stock during that Purchase Plan year. The issue price of the common stock is equal to the lesser of (1) 85% of the market price on the exercise date of that Purchase Plan year or (2) 85% of the market price on the grant date of that Purchase Plan year. As of December 31, 1997, 39,613 shares have been purchased by the Purchase Plan, and 13,965 shares were issued in 1998 for contributions made through December 31, 1997.

       In May 1996, the Company completed the sale of $7,290,000 in convertible preferred stock to qualified foreign investors pursuant to Regulation S. Subject to certain limitations, the preferred stock was convertible into common stock at an exercise price equal to the lesser of $5.75 or 85% of the average bid price of the common stock at the time of conversion. In addition, the investors received warrants to purchase approximately 634,000 additional shares at an exercise price of $5.75. The net proceeds were approximately $6.49 million and were used to repay bridge financing incurred in the Tallahassee practice affiliation, to finance a portion of the cost of the Dallas practice affiliation and for working capital. The shares of preferred stock had been converted into common stock at December 31, 1997.

                                                                     (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(9)    Benefit Plan

       In 1996, the Company established a 401(k) Profit Sharing Plan (the "Plan") which allows qualifying employees electing participation to defer a portion of their income on a pretax basis through contributions to the Plan. The Plan also permits discretionary contributions to be made by the Company, as determined by the Company's Board of Directors. No contributions to the Plan were made by the Company during either 1997 or 1996.

(10)   Contingencies

       The Company maintains professional liability coverage on a claims-made basis for its centers, and employees, and independent contractors, including center directors, with minimum requirements of $3,000,000 per occurrence and $3,000,000 annually. The Company's management agreement requires its affiliated ophthalmologists to maintain professional liability coverage, generally with minimum requirements of $1,000,000 per occurrence and $3,000,000 annually. The Company also maintains general liability coverage. Providing support associated with health care services may give rise to claims from patients or others for damages, and the Company has in fact been named in certain professional liability claims. The Company believes that the ultimate resolution of these matters will not have a material effect on the Company's financial position or results of operations. To the extent that any claims-made coverage is not renewed or replaced with equivalent insurance, claims based on occurrences during the term of such coverage, but reported subsequently, would be uninsured. Management anticipates that the claims-made coverage currently in place will be renewed or replaced with equivalent insurance as the term of such coverage expires.

(11)   Financial Instruments

       Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments (as defined). The Company's financial instruments principally consist of cash, net receivables, accounts payable and various debt instruments. Due to their short-term nature, the fair values of net receivables and accounts payable approximate their carrying value. The fair value of the various debt instruments has been estimated using interest rates currently offered to the Company for borrowings having similar character, collateral and duration. The fair value of such instruments approximates the Company's carrying amounts.

                                                                     (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(12)   Subsequent Events

       On January 2, 1998, the Company completed the acquisition of the assets of Hunter, Schulz and Horton, O.D., P.A. of New Port Richey, Florida. Simultaneously with the acquisition, the Company entered into a long-term management agreement to manage the practice. In connection with the merger, the Company issued 130,718 shares of the Company's common stock and $1,000,000 in cash. The cash portion of the transaction was financed under the Credit Agreement.

(13)   Supplementary Information

       The following sets forth supplementary information regarding the allowance for contractual adjustments and doubtful accounts:

                                  Balance at       Additions                          Change in
               Year ended          beginning        charged                          contractual       Balance at
              December 31,         of year        to expense        Charge-offs      adjustments       end of year
              ------------         -------        ----------        -----------      -----------       -----------
                1995             $ 1,596,423         444,810           498,296          131,063        1,674,000
                1996             $ 1,674,000         367,037           135,302         (145,735)       1,760,000
                1997             $ 1,760,000         751,782           536,393        1,166,611        3,142,000