Form 10-K/A
period 1997-12-31
OMEGA HEALTH SYSTEMS INC
filed 1998-04-30
CIK 864902

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

                               Title of each class
                             ----------------------
                          COMMON STOCK, $.06 PAR VALUE

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH
SECTION 16(A) OF THE ACT

Set forth below is biographical information concerning the directors of the
Company:

         DONALD H. BEISNER, M.D. (59) has served as a director of the Company since January 1998. Dr. Beisner was in private ophthalmic practice from 1975 through 1995. He serves as secretary of the Board of Directors of the Hawaiian Eye Foundation. Dr. Beisner received his medical degree from the University of Iowa College of Medicine and completed his ophthalmology residency at the University of Iowa Hospital and Clinics.

         DAVID M. DILLMAN, M.D. (46) has served as a director of the Company since August 1997, and at that date became the Company's National Medical Director. Dr. Dillman has been in private ophthalmic practice since 1981 and is currently the Medical Director of Dillman Eye Care, an Omega Affiliated Practice, in Danville, Illinois. He serves on the Scientific Advisory Board for the American Society of Cataract and Refractive Surgery and on the board of directors for the American College of Eye Surgeons. Dr. Dillman is a graduate of the University of Notre Dame, received his medical degree from Indiana University and completed his ophthalmology residency at the Mayo Clinic in Rochester, Minnesota.

         RONALD L. EDMONDS (42) has served as the Company's Executive Vice President since January 1997 and Chief Financial Officer since September 1992. From September 1992 until December 1996, he served as Senior Vice President. He was elected a director in February 1993 and Secretary in October 1994. From 1978 until 1992, he served in various positions with KPMG Peat Marwick in Memphis, Tennessee, Oklahoma City, Oklahoma and New York City, New York. Mr. Edmonds is a certified public accountant and holds B.S. and M.S. degrees in accounting from Oklahoma State University.

         DONALD A. HOOD, O.D. (53) was one of the founders of The Eye Health Network, Inc. in 1988 and presently serves as its President and Chief Executive Officer. He was elected to the Company's board of directors in April 1994. Dr. Hood has maintained a private optometry practice in the Denver, Colorado area since 1972. Dr. Hood graduated from the Pacific University College of Optometry in 1968.

         THOMAS P. LEWIS (43) has served as the Company's President since January 1990 and as its Chief Executive Officer since March 1, 1991. From June 1988 to December 1989, he served as Executive Vice President, and Chief Operating Officer. Mr. Lewis has been the Company's Secretary since June 1986. From June 1986, until the merger with Omega Health Services, Inc., in June 1988, he served as the Company's President and Chief Executive Officer. He has been a director since June 1986. From June 1985 to June 1986, Mr. Lewis served as the Company's Vice President.

         ANDREW W. MILLER (54) has served as the Company's Chairman of the Board of Directors since September 30, 1990 and has been a principal stockholder of the Company since 1986. Mr. Miller served as the Company's Chief Executive Officer from September 30, 1990 until March 1, 1991. Since June 1996, Mr. Miller has served as chairman and chief executive officer of Women's Health Partners, Inc., a physician practice management company specializing in obstetrics and gynecology. Since 1989 Mr. Miller has served as Chairman of American Healthmark, Inc., a hospital ownership and management corporation. Formerly Mr. Miller was affiliated with Surgical Care Affiliates, Inc. ("SCA"), an owner and operator of outpatient health care facilities, Hospital Corporation of America ("HCA") and HCA Management Company ("HMC"), a division of HCA. Mr. Miller is a certified public accountant and prior to his association with HCA was employed by a national accounting firm.

         HERMAN L. TACKER, O.D. (59) has served as a director of the Company since October 1985. Since 1972, Dr. Tacker has conducted a private optometric practice in Memphis, Tennessee, and has served as a Professor at the Southern College of Optometry. He graduated from the Southern College of Optometry and earned a M.S. Degree in Education from Indiana University.

                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The federal securities laws require the Company's directors and officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any securities of the Company. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31, 1997, all of the Company's officers and directors made all required filings, except that each director and officer filed one late annual report on Form 5.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table shows the aggregate cash compensation paid by the Company to (i) the chief executive officer, and (ii) the executive officers of the Company for the years ended December 31, 1997, 1996, and 1995.



                                                                   Annual Compensation
                                                                   -------------------              Long Term
                                                                                Other Annual        Compensation
Name and Position                        Year       Salary ($)     Bonus ($)    Compensation ($)    Options (#)
-----------------                        ----       ----------     ---------    ----------------    -----------
Thomas P. Lewis                          1997        186,506          -0-             -0-                -0-
President and Chief Executive            1996        104,000        14,426            -0-                -0-
Officer                                  1995        104,000         6,000          8,335(1)             -0-

Ronald L. Edmonds                        1997        110,595         5,074            -0-              25,000
Executive Vice President and             1996         92,000         9,617            -0-              25,000
Chief Financial Officer                  1995         92,000         4,000            -0-                -0-

Donald A. Hood, O.D.                     1997        141,833          -0-             -0-                -0-
Senior Vice President -                  1996         85,000        54,959            -0-                -0-
Managed Care                             1995         85,000        25,000            -0-                -0-

Allen D. Leck                            1997         75,519        14,885            -0-                -0-
Senior Vice President-
Optometric Practice Services

Cassandra T. Speier                      1996         91,540          -0-             -0-                -0-
Senior Vice President - Development      1995         89,000          -0-             -0-              25,000
And Chief Compliance Officer             1994         86,833         1,250            -0-                -0-

Randall N. Reichle, O.D.                 1997         98,875        32,713            -0-                -0-
Vice President and                       1996         84,000        52,115            -0-               5,000
National Optometric Director             1995         84,000        46,333            -0-                -0-




(1) In January 1990, the Company entered into a stock bonus arrangement with Mr. Lewis, pursuant to which Mr. Lewis was issued 1,667 shares on each January 1, for five years, commencing January 1, 1991, provided Mr. Lewis was an employee of the Company on such dates. The stock bonus arrangement was partial compensation for Mr. Lewis' relocation to Memphis, Tennessee.


                                          Option Grants in 1997(1)
                                          ---------------------                        Potential Realizable
                                                                                     Value at Assumed Rates of
                                  % of Total Options     Exercise                      Stock Appreciation for
                        Options       Granted to          Price                            Option Term
Name                    Granted    Employees in 1996     ($/Sh)     Expiration Date    5%($)      10%($)
----                    -------    -----------------     ------     ---------------    -----      ------
Ronald L. Edmonds       25,000            28%             $6.50      January, 2003     55,266     125,379

                       Aggregated Option Exercises in 1997(1) and Year end Option Values(2)
                       --------------------------------------------------------------------

                               Number of Unexercised Options         Value of Unexercised In-The-Money
                                        at Year End                       Options at Year End ($)
Name                             Exercisable/Unexercisable            Exercisable/Unexercisable (2)
----                             -------------------------            -----------------------------
Thomas P. Lewis                        35,000/55,000                        $157,500/$110,000
Ronald L. Edmonds                      20,333/52,667                         $91,500/$80,750
Donald A. Hood, O.D.                   16,667/33,333                        $61,167/$122,333
Robert C. Kelly                           0/15,000                              $0/$3,750
Cassandra T. Speier                       5,000/35,000                       $15,000/$73,750
Randall N. Reichle, O.D.                7,333/8,667                          $33,000/$25,250

(1) During 1997, no options were exercised by any executive officer.

(2) Option values are based on a December 31, 1997 market price per share of $7.50.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 1, 1998, the Company's records indicated that the following number of shares were beneficially owned by (i) each person known by the Company to beneficially own more than 5% of the Company's shares; (ii) directors and persons nominated to become directors of the Company and executive officers; and
(iii) directors and officers of the Company as a group.


               Name of Beneficial Owner       Amount and Nature of       Percent of Class(1)
               ------------------------       Beneficial Ownership(1)    -------------------
(i)        The Dreyfus Corporation
           c/o Mellon Bank Corporation
           One Mellon Bank Center                    470,000                    4.91%
           Pittsburgh,  PA  15258
(ii)       Andrew W. Miller(2)                       334,992                    3.50%
           Herman L. Tacker, O.D.(3)                 130,219                    1.36%
           David M. Dillman, M.D.                     66,667                    0.70%
           Donald H. Beisner, M.D.                       -0-                     -0-
           Thomas P. Lewis(4)                        167,272                    1.75%
           Ronald L. Edmonds(5)                       23,600                    0.25%
           Donald A. Hood, O.D.(6)                    97,541                    1.02%
           Robert C. Kelly                               -0-                     -0-
           Allen D. Leck                                 383                     -0-


           Cassandra T. Speier(7)                                    5,000                      0.05%
           Randall N. Reichle, O.D.(8)                              18,079                      0.19%
(iii)      Directors and Executive Officers as a group             843,753                      8.81%
           (11 persons)(9)


(1) Unless otherwise indicated, beneficial ownership consists of sole voting and investing power based on 9,576,014 shares issued and outstanding, including options and warrants to purchase 860,324 shares which are exercisable or become exercisable within 60 days.

(2)  Included in Mr. Miller's shares are options to purchase 10,000 shares.

(3) Of the total of 133,553 shares shown, 16,875 are held jointly by Dr. Tacker and his wife, Wilma R. Tacker. Included in Dr. Tacker's shares are options to purchase 8,333 shares.

(4)  Included in Mr. Lewis' shares are options to purchase  35,000 shares.

(5)  Included in Mr. Edmond's shares are options to purchase 20,333 shares.

(6)  Included in Dr. Hood's shares are options to purchase 16,667 shares.

(7)  Included in Ms. Speier's shares are options to purchase 5,000 shares.

(8)  Included in Mr. Reichle's shares are options to purchase 7,333 shares.

(9) Included in the ownership of directors and executive officers as a group are options to purchase 102,666 shares, which are exercisable or become exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has, and expects to have, transactions in the ordinary course of its business with directors and officers of the Company and their affiliates, including members of their families or corporations, partnerships or other organizations in which such officers or directors have a controlling interest, on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. The Company has an agreement to perform management services for Cathleen M. Schanzer, M.D., the Medical Director for the Company's Memphis Center. Dr. Schanzer is the wife of the Company's president, Thomas P. Lewis. The management agreement includes payments to Dr. Schanzer equal to 35% of the cash receipts of the practice, but with minimum payments to her totaling $200,400 per year. Dr. Schanzer received approximately $453,000 in 1997 pursuant to the management agreement.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        OMEGA HEALTH SYSTEMS, INC.
                                           By /s/ Ronald L. Edmonds
                                              -----------------------------
                                           Ronald L. Edmonds
                                            Executive Vice President and
                                            Chief Financial Officer
                                            Date  April 30, 1998
                                                 --------------------------

              CROSS REFERENCE SHEET FOR OMEGA HEALTH SYSTEMS, INC.



 Index to Form 10-K/A                                                         Page
                                                                              ----

 Part I:
          Item 1.  Business                                                    3
          Item 2.  Properties                                                  16
          Item 3.  Legal Proceedings                                           16
          Item 4.  Submission of Matters to Vote of Security Holders           16


 Part II:
          Item 5.  Market for Registrant's Common Equity and
                   Related Stockholder Matters                                 17
          Item 6.  Selected Financial Data                                     19
          Item 7.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                        20
          Item 8.  Financial Statements and Supplementary Data                 27
          Item 9.  Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosures                       28

 Part III:
          Item 10.  Directors and Officers of the Registrant                   29
          Item 11.  Executive Compensation                                     30
          Item 12.  Security Ownership of Certain Beneficial Owners            31
          Item 13.  Certain Relationships and Related Transactions             32
