Form 10-Q
period 1998-03-31
OMEGA HEALTH SYSTEMS INC
filed 1998-05-14
CIK 864902

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the quarter ended               MARCH 31, 1998
                                                ---------------------
or
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT

 For the transition period from                   to
                                 ----------------    -----------------------

 Commission File Number:              0-19283
                                 ------------------

                          OMEGA HEALTH SYSTEMS, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Delaware                                          13-3220466
  ------------------------------                           -------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

           5100 Poplar Avenue, Suite 2100, Memphis, Tennessee 38137
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  901-683-7868
 -------------------------------------------------------------------------------
                          (Issuer's telephone number)


 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                        DURING THE PRECEDING FIVE YEARS


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                         Outstanding at April 30, 1998
  -----------------------------           ------------------------------
  Common Stock, $0.06 par value                     8,715,994

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998


                         PART 1 - FINANCIAL INFORMATION


      Index to Financial Information:                                Page
                                                                    -------

      Item 1:
               Condensed Consolidated Balance Sheets
               as of  March 31, 1998 and December 31,
               1997                                                      3

               Condensed Consolidated Statements of
               Operations for the Three Months Ended
               March 31, 1998 and 1997                                   4

               Condensed Consolidated Statements of
               Cash Flows for the Three Months Ended
               March 31, 1998 and 1997                                   5

               Notes to Condensed Consolidated
               Financial Statements                                      6

      Item 2:

               Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                8

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

                                                                    1998                  1997
                           ASSETS
Current Assets:
   Cash                                                         $  5,516,068            5,608,645
   Accounts receivable, net of allowances
     for contractual adjustments and
     doubtful accounts of  $2,885,000 and
     $3,142,000 in 1998 and 1997, respectively                    15,224,115           12,498,685
   Prepaid expenses and other assets                               1,818,089            1,327,331
                                                                ------------          -----------
            TOTAL CURRENT ASSETS                                  22,558,272           19,434,661

Equipment, furniture and fixtures                                 18,744,122           18,179,934
Less:  Accumulated depreciation                                   (7,464,198)          (6,990,662)
                                                                ------------          -----------
            NET EQUIPMENT, FURNITURE AND FIXTURES                 11,279,924           11,189,272
Management service agreements and other
intangible Assets, net of accumulated amortization of
  $887,286 and $1,094,390 in 1998 and 1997, Respectively          30,742,358           29,260,811
Deferred tax asset                                                 1,106,000            1,356,000
Other assets                                                       1,407,635            1,287,455
                                                                ------------          -----------
            TOTAL ASSETS                                        $ 67,094,189           62,528,199
                                                                ============          ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                           8,969,950            7,645,740
   Eye care claims payable                                         2,935,329            2,471,935
   Current installments of obligations under capital
      lease and long-term debt                                     1,412,456            1,428,477
                                                                ------------          -----------
            TOTAL CURRENT LIABILITIES                             13,317,735           11,546,152
Obligations under capital lease, excluding
     current installments                                          1,277,894            1,365,448
Long-term debt, excluding current
     installments                                                 23,021,436           21,693,712
                                                                ------------          -----------
            TOTAL LIABILITIES                                     37,617,065           34,605,312

Minority Interest                                                    521,244              523,065
Stockholders' equity:
   Common stock                                                      522,803              513,991
   Additional paid in capital                                     32,431,228           31,562,383
   Accumulated deficit                                            (3,998,151)          (4,676,552)
                                                                ------------          -----------
            TOTAL STOCKHOLDERS' EQUITY                            28,955,880           27,399,822
                                                                ------------          -----------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 67,094,189           62,528,199
                                                                ============          ===========

See accompanying notes to condensed consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                    1998                  1997
Ophthalmic center net revenues                                  $ 12,215,380            7,561,113
Managed eye care revenues                                          5,519,758            4,304,888
Optometric practice services                                       9,924,083                    0
Mobile surgical and other                                            615,425              460,701
                                                                ------------          -----------

             TOTAL REVENUES                                       28,274,646           12,326,702

Center operating expenses                                          9,831,807            6,313,253
Eye care claims                                                    4,173,615            3,305,478
Cost of sales                                                      9,708,822              300,569
Provision for doubtful accounts                                      185,037              124,096
Selling, general, administrative and
   development expenses                                            2,667,237            1,614,968
                                                                ------------          -----------

             EARNINGS FROM OPERATIONS                              1,708,128              668,338

Non-operating revenue (expenses):
   Interest and other income                                          79,943              100,382
   Interest expense                                                 (590,249)            (169,812)
                                                                ------------          -----------

             EARNINGS BEFORE MINORITY INTEREST                     1,197,822              598,908

 Minority interest in net income of partnerships                    (104,421)             (46,612)
                                                                ------------          -----------

             EARNINGS BEFORE INCOME TAXES                          1,093,401              552,296

Income tax expense                                                  (415,000)                   0
                                                                ------------          -----------

             NET EARNINGS                                            678,401              552,296

Preferred dividends, principally imputed                                   0              (10,499)
                                                                ------------          -----------

             EARNINGS  AVAILABLE TO COMMON
             SHAREHOLDERS                                       $    678,401          $   541,797
                                                                ============          ===========
Earnings per common share:
             Basic                                              $       0.08          $      0.08
                                                                ============          ===========
             Diluted                                            $       0.08          $      0.08
                                                                ============          ===========
Weighted average number of common shares
             Basic                                                 8,714,777            6,929,222
                                                                ============          ===========
             Diluted                                               8,906,424            7,144,724
                                                                ============          ===========

See accompanying notes to condensed consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                    1998                  1997
CASH FLOWS FROM OPERATIONS:
   Net earnings                                                 $    678,401              552,296
   Adjustments to reconcile net earnings to net cash
     Provided by operating activities:
    Depreciation and amortization                                    745,594              400,236
    Deferred tax asset                                               250,000                    0
    Provision for doubtful accounts                                  185,037              124,096
    Minority interest in partnerships                                104,421               46,612
    Increase in:
      Receivables                                                 (2,727,811)            (956,502)
      Other receivables                                             (182,656)             (33,761)
      Prepaids and other assets                                     (627,133)            (565,146)
    Increase in:
      Accounts payable and accrued expenses                        1,404,369              922,458
      Eye care claims payable                                        463,394              514,387
                                                                ------------          -----------
NET CASH PROVIDED BY
   OPERATING ACTIVITIES                                              293,616            1,004,676

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                              (212,539)            (281,724)
  Acquisition of assets of physician practices                    (1,291,561)            (260,525)
                                                                ------------          -----------

NET CASH USED IN INVESTING ACTIVITIES                             (1,504,100)            (542,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                   0               51,001
  Net change in long-term debt and capital lease obligations       1,224,149               (7,832)
  Distributions to minority interest                                (106,242)             (62,570)
  Other                                                                    0              (15,446)
                                                                ------------          -----------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                       1,117,907              (34,847)
                                                                ------------          -----------

NET INCREASE (DECREASE) IN CASH                                      (92,577)             427,580

CASH AT BEGINNING OF PERIOD                                        5,608,645            2,943,617
                                                                ------------          -----------
CASH AT END OF PERIOD                                           $  5,516,068            3,371,197
                                                                ============          ===========


See accompanying notes to condensed consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1997, as set forth in the annual consolidated financial statements of Omega Health Systems, Inc. Certain prior year interim balances have been reclassified to conform to the 1998 presentation. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


2.  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which changes the computation and presentation of earnings per share, replacing primary and fully diluted earnings per share previously required. Earnings per share for all prior years presented have been presented in accordance with SFAS 128.

Basic and diluted earnings per common share for 1998 and 1997 were computed by dividing the earnings or losses by the weighted average number of common shares outstanding during the quarter (8,714,777 and 6,929,222, respectively). Diluted earnings per common share for 1998 and 1997 were computed by dividing the earnings by the weighted average number of common shares and common equivalent shares outstanding during the quarter (8,906,424 and 7,144,724, respectively).

3.  ACQUISITIONS

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


4.  REVOLVING CREDIT AGREEMENT

In February 1997, the Company entered into a $15,000,000 Credit Facility with NationsCredit Commercial Corporation, an affiliate of NationsBank, for the purpose of refinancing certain existing debt, providing working capital and financing acquisitions. The Credit Facility is a $15 million committed facility, comprised of a $13 million acquisition facility (the "Acquisition Facility") and a $2 million working capital facility (the "Working Capital Facility"). The Credit Facility is fully revolving for the first tow years and matures in equal installments over the next four years. The Credit Facility bears interest at a variable rate equal to the 30-day commercial paper rate quoted in The Wall Street Journal plus 4.25%. In December 1997, the Credit Facility was updated to $30,000,000.

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

6.  RECENT ACCOUNTING PRONOUNCEMENT

As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or shareholder's equity.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 reqires that the Company report financial and descriptive information about its reportable segments. Financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. This statement also requires that the Company report descriptive information about the way the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the Company's financial statements, and changes in the measurement of segment amounts from period to period. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The adoption of this statement will provide additional disclosures in the financial statements for the year ended December 31, 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                           Three Months
                                                          Ended March 31
                                                          --------------
                                                        1998           1997
                                                        ----           ----

Revenues                                                43.2%          61.4%
     Center net revenues                                19.5           34.9
     Managed Care revenues                              35.1           --
     Optometric practice services                        2.2            3.7
                                                       -----          -----

Total revenues                                         100.0          100.0

Center operating expenses                               34.8           51.2
Eye care claims                                         14.8           26.8
Selling, general and administrative expenses             9.4           13.1
Cost of sales                                           34.3            2.5
Provision for doubtful accounts                          0.7            1.0

Earnings from operations                                 6.0%           5.4%



THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Total Revenues. Total revenues increased from $12,327,000 for the three months ended March 31, 1997 to $28,275,000 for the three months ended March 31, 1998, an increase of $15,948,000 or 129.4%.

                Center net revenues increased from $7,561,000 for the 1997 period to $12,215,000 for the 1998 period, an increase of $4,654,000, or 61.6%. The increase resulted primarily from the additions of Centers in Birmingham, Alabama; Marion, Indiana; Danville, Illinois; Chicago, Illinois; San Antonio, Texas; and Circleville, Ohio during the 1998 period as well as the addition of an ASC in the San Antonio and Circleville Centers. In addition, same-center revenue increased 6% for the 1998 period.

                Managed care revenues increased from $4,305,000 for the 1997 period to $5,520,000 for the 1998 period, an increase of $1,215,000, or 28.2%. The increase reflected the continued growth experienced by the Company's managed care operations.

                Optometric practice service revenues were $9,924,000 for the three months ended March 31, 1998. Optometric practice services provides products and services to independent optometrists, including purchasing, education, training, management, and publications and is related to the acquisition of Primary Eyecare Network, Inc. (PEN) in May 1997.

                Mobile surgical and other revenues increased from $461,000 for the 1997 period to $615,000 for the 1998 period, an increase of $154,000 or 33.4%. The increase resulted primarily from higher margin mobile surgical revenues.

         Center Operating Expenses. Center operating expenses increased from $6,313,000 for the three months ended March 31, 1997 to $9,832,000 for the three months ended March 31, 1998, an increase of $3,519,000 or 55.7%. The increase reflected the additions of the practices in Birmingham, Marion, Danville, Chicago, San Antonio and Circleville as well as 3% same-center operating expense increase during the 1998 period. As a percentage of center net revenues, center operating expenses decreased from 83.5% in the 1997 period to 80.5% in the 1998 period, reflecting improved performance in certain Centers and the impact of the added Centers.

         Eye Care Claims. Eye care claims increased from $3,305,000 for the three months ended March 31, 1997 to $4,174,000 for the three months ended March 31, 1998, an increase of $869,000, or 26.3%. The increase reflected the continued growth experienced by the Company's managed care operations and is directly correlated with the increase in managed care revenues. As a percentage of managed care revenues, eye care claims decreased from 76.8% in the 1997 period to 75.6% in the 1998 period.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $1,615,000 for the three months ended March 31, 1997 to $2,667,000 for the three months ended March 31, 1998, an increase of $1,052,000, or 65.1%. The increase primarily reflected (i) the expansion of operation at the EHN, (ii) development costs associated with expansion of the Company's practice affiliation program and (iii) the administrative expenses related to PEN during the 1998 period. As a percentage of total revenues, selling, general, and administrative expenses decreased from 13.1% in the 1997 period to 9.4% in the 1998 period.

         Cost of Sales. Cost of sales increased from $301,000 for the three months ended March 31, 1997 to $9,709,000 for the three months ended March 31, 1998, an increase of $9,408,000, or 3125.6%. This increase primarily reflected the acquisition of PEN in May 1997 and the increase in higher margin mobile surgical sales. As a percentage of total revenues, cost of sales increased from 2.4% in the 1997 period to 34.3% in the 1998 period, primarily as a result of the acquisition.

         Provision for Doubtful Accounts. Provision for doubtful accounts increased from $124,000 for the three months ended March 31, 1997 to $185,000 for the three months ended March 31, 1998, an increase of $61,000, or 49.2%. As a percentage of total revenues, provision for doubtful accounts marginally decreased from 1.0% in the 1997 period to 0.7% in the 1998 period.

         Interest Income (Expense), Net. Interest expense increased from $69,000 for the three months ended March 31, 1997 to $510,000 for the three months ended March 31, 1998, an increase of $441,000, or 639.1%. This increase related to the increase in borrowings in late 1997 and the 1998 period used to finance acquisitions.

         Preferred Dividends. Preferred dividends were $10,000 for the three months ended March 31, 1997. This decrease resulted from the conversion of Series A Convertible Preferred Stock into Common Stock by preferred stockholders subsequent to March 31, 1997.



ACQUISITIONS

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

LIQUIDITY, CASH FLOW, AND CAPITAL RESOURCES

For the three months ended March 31, 1998, the operating activities of the Company generated $294,000. The Company used $1,504,000 in investing activities and generated $1,118,000 in financing activities.

Cash flows from operations included significant adjustments for depreciation and amortization ($746,000) as well as provision for doubtful accounts ($185,000). Cash flows from operations were significantly affected by working capital requirements of acquisitions completed in the fourth quarter of 1997 and first quarter of 1998 and income tax payments. Investing activities during the period included $213,000 in capital expenditures for equipment as well as acquisitions of the assets of optometric practices in Florida. Financing activities included an increase in debt and distributions to minority interest.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         Not Applicable.

Item 2.  Changes in Securities.
         Not Applicable.

Item 3.  Defaults Upon Senior Securities.
         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         None.

Item 5.  Other Information.
         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits:
                  (11) Statement re: computation of per share earnings.
                  (27) Financial Data Schedule.
         (b)  Reports on Form 8-K:
                  The Company filed a current report on Form 8-K on January 2, 1998. The Form 8-K reported Item 1, Acquisition or Disposition of Assets in connection with the acquisition of substantially all of the assets of Central Ohio Institute, Inc. Subsequently, the Company filed Form 8-K/A on March 3, 1998 in connection with this acquisition.

                                   SIGNATURES


 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              OMEGA HEALTH SYSTEMS, INC.
              --------------------------------------------------
              Registrant


 April 14, 1998                         By /s/ Ronald L. Edmonds
                                        ----------------------------------
                                        Ronald L. Edmonds
                                        Executive Vice President and
                                        Chief Financial Officer