Form 10-Q
period 1998-06-30
OMEGA HEALTH SYSTEMS INC
filed 1998-08-14
CIK 864902

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended JUNE 30, 1998
                                             --------------
                                       or

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT

            For the transition period from __________ to ___________

                         Commission File Number: 0-19283


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

            5350 Poplar Avenue, Suite 900, Memphis, Tennessee 38119
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  901-683-7868
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


--------------------------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

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

                                 [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                               Outstanding at July 31, 1998
------------------------------                  -----------------------------
 Common Stock, $0.06 par value                            8,867,251

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998


                         PART 1 - FINANCIAL INFORMATION


                                                                                Page
                                                                               -------
                 Index to Financial Information:

                 Item 1:
                          Condensed Consolidated Balance Sheets
                          as of  June 30, 1998 and December 31,
                          1997                                                      3

                          Condensed Consolidated Statements of
                          Operations for the Three Months Ended
                          June 30, 1998 and 1997                                    4

                          Condensed Consolidated Statements of
                          Operations for the Six Months Ended
                          June 30, 1998 and 1997                                    5

                          Condensed Consolidated Statements of
                          Cash Flows for the Three Months Ended
                          June 30, 1998 and 1997                                    6

                          Notes to Condensed Consolidated
                          Financial Statements                                      7

                 Item 2:

                          Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                                                9

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)


                                                                       1998                    1997
                           ASSETS
Current Assets:
   Cash                                                            $  5,784,743               5,608,645
   Accounts receivable, net of allowances
     for contractual adjustments and
     doubtful accounts                                               16,550,654              12,498,685
   Prepaid expenses and other assets                                  2,301,587               1,327,331
                                                                   ------------             -----------
            TOTAL CURRENT ASSETS                                     24,636,984              19,434,661

Equipment, furniture and fixtures                                    19,115,275              18,179,934
Less:  Accumulated depreciation                                      (7,896,247)             (6,990,662)
                                                                   ------------             -----------
            NET EQUIPMENT, FURNITURE AND FIXTURES                    11,219,028              11,189,272
Management service agreements and other
   intangible assets, net of accumulated amortization                31,177,466              29,260,811
Deferred tax asset                                                      843,000               1,356,000
Other assets                                                          1,096,682               1,287,455
                                                                   ------------             -----------
            TOTAL ASSETS                                           $ 68,973,160              62,528,199
                                                                   ============             ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                              9,732,028               7,645,740
   Eye care clams payable                                             2,004,361               2,471,935
   Current instalments of obligations under capital
      lease and long-term debt                                        1,299,050               1,428,477
                                                                   ------------             -----------
            TOTAL CURRENT LIABILITIES                                13,035,439              11,546,152
Obligations under capital lease, excluding
     current installments                                             1,221,369               1,365,448
Long-term debt, excluding current
     installments                                                    24,431,406              21,693,712
                                                                   ------------             -----------
            TOTAL LIABILITIES                                        38,688,214
                                                                                             34,605,312
Minority Interest                                                       585,872                 523,065
Stockholders' equity:
   Common stock                                                         522,803                 513,991
   Additional paid in capital                                        32,431,229              31,562,383
   Accumulated deficit                                               (3,254,958)             (4,676,552)
                                                                   ------------             -----------
            TOTAL STOCKHOLDERS' EQUITY                               29,699,074              27,399,822
                                                                   ------------             -----------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 68,973,160              62,528,199
                                                                   ============             ===========

See accompanying notes to condensed consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                 1998                     1997

Ophthalmic center net revenues                              $ 12,692,935                9,181,783
Managed eye care revenues                                      5,821,962                4,383,259
Optometric practice services                                  10,570,317                6,388,790
Mobile surgical and other                                        637,472                  492,731
                                                            ------------             ------------

             TOTAL REVENUES                                   29,722,686               20,446,563

Center operating expenses                                     10,143,339                7,476,451
Eye care claims                                                4,256,648                3,474,367
Cost of sales                                                 10,444,275                6,273,218
Provision for doubtful accounts                                  259,530                  251,918
Selling, general, administrative and
   development expenses                                        2,692,100                1,849,264
                                                            ------------             ------------
             EARNINGS FROM OPERATIONS                          1,926,794                1,121,345

Non-operating revenue (expenses):
   Interest and other income                                     118,404                   21,586
   Interest expense                                             (667,838)                (272,209)
                                                            ------------             ------------

             EARNINGS BEFORE MINORITY INTEREST                 1,377,360                  870,722

 Minority interest in net income of partnerships                (194,167)                (136,514)
                                                            ------------             ------------
             EARNINGS BEFORE INCOME TAXES                      1,183,193                  734,208
Income tax expense                                              (440,000)                       0
                                                            ------------             ------------
             NET EARNINGS                                        743,193                  734,208

Preferred dividends, principally imputed                               0                   (6,650)
                                                            ------------             ------------
             EARNINGS  AVAILABLE TO COMMON
             SHAREHOLDERS                                   $    743,193             $    727,558
                                                            ============             ============
Earnings per common share:
             Basic                                          $       0.09             $       0.10
                                                            ============             ============
             Diluted                                        $       0.08             $       0.10
                                                            ============             ============
Weighted average number of common shares
             Basic                                             8,715,994                7,312,859
                                                            ============             ============
             Diluted                                           8,892,415                7,516,502
                                                            ============             ============

See accompanying notes to condensed consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                1998                     1997

Ophthalmic center net revenues                              $ 24,908,315               16,742,896
Managed eye care revenues                                     11,341,720                8,688,147
Optometric practice services                                  20,494,400                6,388,790
Mobile surgical and other                                      1,252,897                  953,432
                                                            ------------             ------------
             TOTAL REVENUES                                   57,997,332               32,773,265

Center operating expenses                                     19,975,146               13,789,704
Eye care claims                                                8,430,263                6,779,845
Cost of sales                                                 20,153,097                6,573,787
Provision for doubtful accounts                                  444,567                  376,014
Selling, general, administrative and
   development expenses                                        5,359,337                3,464,232
                                                            ------------             ------------
             EARNINGS FROM OPERATIONS                          3,634,922                1,789,683

Non-operating revenue (expenses):
   Interest and other income                                     198,347                  121,968
   Interest expense                                           (1,258,087)                (442,021)
                                                            ------------             ------------
             EARNINGS BEFORE MINORITY INTEREST                 2,575,182                1,469,630
 Minority interest in net income of partnerships                (298,588)                (183,126)
                                                            ------------             ------------
             EARNINGS BEFORE INCOME TAXES                      2,276,594                1,286,504
Income tax expense                                              (855,000)                       0
                                                            ------------             ------------
             NET EARNINGS                                      1,421,594                1,286,504
Preferred dividends, principally imputed                               0                  (17,149)
                                                            ------------             ------------
             EARNINGS  AVAILABLE TO COMMON
             SHAREHOLDERS                                   $  1,421,594             $  1,269,355
                                                            ============             ============
Earnings per common share:
             Basic                                          $       0.16             $       0.18
                                                            ============             ============
             Diluted                                        $       0.16             $       0.17
                                                            ============             ============
Weighted average number of common shares
             Basic                                             8,715,408                7,124,569
                                                            ============             ============
             Diluted                                           8,899,485                7,321,679
                                                            ============             ============

See accompanying notes to condensed consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                      1998                   1997
CASH FLOWS FROM OPERATIONS:
   Net earnings                                                                   $ 1,421,594              1,286,504
   Adjustments to reconcile net earnings to net cash
     Provided by operating activities:
    Depreciation and amortization                                                   1,487,533                896,806
    Deferred tax asset                                                                513,000                      0
    Provision for doubtful accounts                                                   444,567                376,014
    Minority interest in partnerships                                                 298,588                183,126
    (Increase) decrease in:
      Receivables                                                                  (4,654,484)            (1,136,373)
      Other receivables                                                               157,948               (218,878)
      Prepaids and other assets                                                      (808,032)              (908,629)
    Increase (decrease) in:
      Accounts payable and accrued expenses                                         2,166,447                815,282
      Eye care claims payable                                                        (467,574)             1,028,251
                                                                                  -----------             ----------
NET CASH PROVIDED BY
   OPERATING ACTIVITIES                                                               559,587              2,322,103

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                               (584,541)              (645,361)
  Acquisition of assets net of cash acquired                                       (2,027,355)            (5,005,617)
                                                                                  -----------             ----------

NET CASH USED IN INVESTING ACTIVITIES                                              (2,611,896)            (5,650,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                    0                201,001
  Net change in long-term debt and capital lease obligations                        2,464,188              5,067,166
  Distributions to minority interest                                                 (235,781)               (82,471)
  Other                                                                                     0                (20,628)
                                                                                  -----------             ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           2,228,407              5,165,068
                                                                                  -----------             ----------

NET INCREASE IN CASH                                                                  176,098              1,836,193

CASH AT BEGINNING OF PERIOD                                                         5,608,645              2,943,617
                                                                                  -----------             ----------
CASH AT END OF PERIOD                                                             $ 5,784,743              4,779,810
                                                                                  ===========             ==========




See accompanying notes to condensed consolidated financial statements

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1997, as set forth in the annual consolidated financial statements of Omega Health Systems, Inc. Certain prior year interim balances have been reclassified to conform to the 1998 presentation. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six month period ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


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

Basic and diluted earnings per common share for 1998 and 1997 were computed by dividing the earnings or losses by the weighted average number of common shares outstanding during the quarter (8,715,994 and 7,312,859, respectively) and the six month period (8,715,408 and 7,124,569, respectively). Diluted earnings per common share for 1998 and 1997 were computed by dividing the earnings by the weighted average number of common shares and common equivalent shares outstanding during the quarter (8,892,415 and 7,516,502, respectively) and the six month period (8,899,485 and 7,321,679, respectively).

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

In May 1998, the Company acquired fourteen retail optical locations on military facilities. The facilities are located principally in existing center markets.

On July 11, 1998, the Company completed the acquisition of the assets of the ophthalmology practice of Mitchell L. Levin, MD and a 50% interest in the associated ambulatory surgery center. Simultaneously with the acquisition, the Company entered into a long-term management agreement to manage the practice. In connection with the merger, the Company issued 151,257 shares of the Company's common stock and $91,802,500 in cash. The cash portion of the transaction was financed under the Company's revolving credit facility with NationsCredit.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                                 Six Months
                                                                Ended June 30
                                                           1998               1997
                                                          ------             ------
Revenues
     Center net revenues                                    42.9%              51.1%
     Managed Care revenues                                  19.6               26.5
     Optometric practice services                           35.3               19.5
     Mobile surgical and other                               2.2                2.9
                                                          ------             ------

Total revenues                                             100.0              100.0

Center operating expenses                                   34.4               42.1
Eye care claims                                             14.5               20.7
Selling, general and administrative expenses                 9.2               10.6

Cost of sales                                               34.7               20.1
Provision for doubtful accounts                              0.8                1.1

Earnings from operations                                     6.3%               5.5%

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Total Revenues. Total revenues increased from $32,773,000 for the six months ended June 30, 1997 to $57,997,000 for the six months ended June 30, 1998, an increase of $25,224,000 or 77.0%.

                Center net revenues increased from $16,743,000 for the 1997 period to $24,908,000 for the 1998 period, an increase of $8,165,000, or 48.8%. The increase resulted primarily from the additions of Centers in Birmingham, Alabama; Marion, Indiana; Danville, Illinois; Chicago, Illinois; Newport Richey, Florida; San Antonio, Texas; and Circleville, Ohio during the 1998 period as well as the addition of an ASC in the San Antonio and Circleville Centers. In addition, same-center revenue increased 5% for the 1998 period.

                Managed care revenues increased from $8,688,000 for the 1997 period to $11,342,000 for the 1998 period, an increase of $2,654,000, or 30.5%. The increase reflected the continued growth experienced by the Company's managed care operations.

                Optometric practice service revenues increased from $6,389,000 for the 1997 period to $20,494,000 for the 1998 period, an increase of $14,105,000, or 220.8%. Optometric practice services provides products and services to independent optometrists, including purchasing, education, training, management, and publications and is related to the acquisition of Primary Eyecare Network, Inc. (PEN) in May 1997.

                Mobile surgical and other revenues increased from $953,000 for the 1997 period to $1,253,000 for the 1998 period, an increase of $300,000 or 31.5%. The increase resulted primarily from higher margin mobile surgical revenues.

         Center Operating Expenses. Center operating expenses increased from $13,790,000 for the six months ended June 30, 1997 to $19,975,000 for the six months ended June 30, 1998, an increase of $6,185,000 or 44.9%. The increase reflected the additions of the practices in Birmingham, Marion, Danville, Chicago, Newport Richey, San Antonio and Circleville as well as 7% same-center operating expense increase during the 1998 period. As a percentage of center net revenues, center operating expenses decreased from 82.4% in the 1997 period to 80.2% in the 1998 period, reflecting improved performance in certain Centers and the impact of the added Centers.

         Eye Care Claims. Eye care claims increased from $6,780,000 for the six months ended June 30, 1997 to $8,430,000 for the six months ended June 30, 1998, an increase of $1,650,000, or 24.3%. The increase reflected the continued growth experienced by the Company's managed care operations and is directly correlated with the increase in managed care revenues. As a percentage of managed care revenues, eye care claims decreased from 78.0% in the 1997 period to 74.3% in the 1998 period.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $3,464,000 for the six months ended June 30, 1997 to $5,359,000 for the six months ended June 30, 1998, an increase of $1,895,000, or 54.7%. The increase primarily reflected (i) the expansion of operation at the EHN, (ii) development costs associated with expansion of the Company's practice affiliation program and (iii) the administrative expenses related to PEN and Providers Optical during the 1998 period. As a percentage of total revenues, selling, general, and administrative expenses decreased from 10.6% in the 1997 period to 9.2% in the 1998 period.

         Cost of Sales. Cost of sales increased from $6,574,000 for the six months ended June 30, 1997 to $20,153,000 for the six months ended June 30, 1998, an increase of $13,579,000 or 206.6%. This increase primarily reflected the acquisition of PEN in May 1997 and Providers Optical in December 1997 and the increase in higher margin mobile surgical sales. As a percentage of total revenues, cost of sales increased from 20.1% in the 1997 period to 34.7% in the 1998 period, primarily as a result of the acquisition.

         Provision for Doubtful Accounts. Provision for doubtful accounts increased from $376,000 for the six months ended June 30, 1997 to $445,000 for the six months ended June 30, 1998, an increase of $69,000, or 18.4%. As a percentage of total revenues, provision for doubtful accounts marginally decreased from 1.1% in the 1997 period to 0.8% in the 1998 period.

         Interest Income (Expense), Net. Interest expense increased from $320,000 for the six months ended June 30, 1997 to $1,060,000 for the six months ended June 30, 1998, an increase of $740,000, or 231.3%. This increase related to the increase in borrowings in late 1997 and the 1998 period used to finance acquisitions.

         Preferred Dividends. Preferred dividends were $17,000 for the three months ended June 30, 1997. This decrease resulted from the conversion of Series A Convertible Preferred Stock into Common Stock by preferred stockholders subsequent to June 30, 1997.



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

In May 1998, the Company acquired fourteen retail optical locations on military facilities. The facilities are located principally in existing center markets.

On July 11, 1998, the Company completed the acquisition of the assets of the ophthalmology practice of Mitchell L. Levin, MD and a 50% interest in the associated ambulatory surgery center. Simultaneously with the acquisition, the Company entered into a long-term management agreement to manage the practice. In connection with the merger, the Company issued 151,257 shares of the Company's common stock and $1,802,500 in cash. The cash portion of the transaction was financed under the Company's revolving credit facility with NationsCredit.

LIQUIDITY, CASH FLOW, AND CAPITAL RESOURCES

For the six months ended June 30, 1998, the operating activities of the Company generated $560,000. The Company used $2,612,000 in investing activities and generated $2,228,000 in financing activities.

Cash flows from operations included significant adjustments for depreciation and amortization ($1,488,000) as well as provision for doubtful accounts ($445,000). Cash flows from operations were significantly affected by working capital requirements of acquisitions completed in the fourth quarter of 1997 and first quarter of 1998 and income tax payments. Investing activities during the period included $585,000 in capital expenditures for equipment as well as acquisitions of the assets of optometric practices in Florida. Financing activities included an increase in debt and distributions to minority interest.

Year 2000

The Company is continuing its efforts to address operational concerns raised by the so-called year 2000 issue. The principal areas of concern include ensuring that the systems used in practice management, managed care administration and accounting are year 2000 compliant, addressing issues related to "imbedded systems" in equipment, including medical equipment and assessing and addressing the potential impact of year 2000 problems with other entities with which the Company has business relationships.

The Company is in the process of upgrading all of its internal systems, including practice management, managed care administration and accounting. This is a complex project with many aspects, but addressing the year 2000 issue is a significant part of the project. The overall cost of this systems project will be in excess of $1 million, but a relatively small part is exclusively related to the Year 2000 issue.

The Company is in the process of inventorying equipment which have imbedded systems which may be affected by the year 2000 issue and contacting the appropriate vendors to ascertain risks and solutions. The cost of this project is not expected to be material to the Company's financial statements at this time.

The Company is also corresponding with other entities with which it has business relationships to assess their progress in addressing the year 2000 issue for the purpose of assessing the risks to the Company which may result from this problem.

Although the cost of bring systems and equipment into compliance has not been and is not expected to be material to the Company's consolidated financial statements, failure to comply could have a material adverse effect on the Company's business and financial results.

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

Item 3.  Defaults Upon Senior Securities.
         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         None.

Item 5.  Other Information.
         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits:
                  (11) Statement re: computation of per share earnings.
                   27  Financial Data Schedule (for SEC use only)
         (b)  Reports on Form 8-K:
                  None.

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

                                       OMEGA HEALTH SYSTEMS, INC.
                                       -----------------------------------------
                                       Registrant


August 14, 1998                         By \s\ Ronald L. Edmonds
                                        ----------------------------------------
                                        Ronald L. Edmonds
                                        Executive Vice President and
                                        Chief Financial Officer