Form 10-Q
period 1998-09-30
OMEGA HEALTH SYSTEMS INC
filed 1998-11-17
CIK 864902

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998
                                          ------------------
      or

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT

          For the transition period from ____________ to _____________

                         Commission File Number: 0-19283
                                                ---------

                           OMEGA HEALTH SYSTEMS, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                             13-3220466
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

             5350 Poplar Avenue, Suite 900, Memphis, Tennessee 38119
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

                                 [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                Outstanding at October 31, 1998
--------------------------------------------------------------------------------
Common Stock, $0.06 par value                              8,936,124

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                         PART 1 - FINANCIAL INFORMATION


           Index to Financial Information:                                  Page
                                                                            ----

           Item 1:
                     Condensed Consolidated Balance Sheets
                     as of  September 30, 1998 and December 31,
                     1997                                                      3

                     Condensed Consolidated Statements of
                     Operations for the Three Months Ended
                     September 30, 1998 and 1997                               4

                     Condensed Consolidated Statements of
                     Operations for the Nine Months Ended
                     September 30, 1998 and 1997                               5

                     Condensed Consolidated Statements of
                     Cash Flows for the Nine Months Ended
                     September 30, 1998 and 1997                               6

                     Notes to Condensed Consolidated
                     Financial Statements                                      7

           Item 2:

                     Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                               10

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

                            ASSETS                                    1998                 1997
Current Assets:
   Cash                                                           $  4,163,611            5,608,645
   Accounts receivable, net of allowances
     for contractual adjustments and
     doubtful accounts                                              16,990,660           12,498,685
   Prepaid expenses and other assets                                 2,907,585            1,327,331
                                                                  ------------          -----------
              TOTAL CURRENT ASSETS                                  24,061,856           19,434,661

Equipment, furniture and fixtures                                   21,061,378           18,305,614
Less:  Accumulated depreciation                                     (8,559,004)          (7,116,342)
                                                                  ------------          -----------
              NET EQUIPMENT, FURNITURE AND FIXTURES                 12,502,374           11,189,272

Management service agreements and other
   intangible assets, net of accumulated amortization               35,183,620           29,260,811
Deferred tax asset                                                     522,000            1,356,000
Other assets                                                         1,618,781            1,287,455
                                                                  ------------          -----------
              TOTAL ASSETS                                        $ 73,888,631           62,528,199
                                                                  ============          ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                             9,146,308            7,645,740
   Eye care clams payable                                            1,264,247            2,471,935
   Current installments of obligations under capital
      lease and long-term debt                                       1,275,750            1,428,477
                                                                  ------------          -----------
              TOTAL CURRENT LIABILITIES                             11,686,305           11,546,152
Obligations under capital lease, excluding
     current installments                                            1,084,451            1,365,448
Long-term debt, excluding current
     installments                                                   28,546,638           21,693,712
                                                                  ------------          -----------
              TOTAL LIABILITIES                                     41,317,394           34,605,312
Minority Interest                                                      578,551              523,065
Stockholders' equity:
   Common stock                                                        538,266              513,991
   Additional paid in capital                                       33,938,641           31,562,383
   Accumulated deficit                                              (2,484,221)          (4,676,552)
                                                                  ------------          -----------
              TOTAL STOCKHOLDERS' EQUITY                            31,992,686           27,399,822
                                                                  ------------          -----------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 73,888,631           62,528,199
                                                                  ============          ===========

See accompanying notes to condensed consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 1998 and 1997
                                   (unaudited)

                                                             1998                  1997

Ophthalmic center net revenues                           $ 13,510,899             9,814,856
Managed eye care revenues                                   6,342,523             5,005,897
Optometric practice services                               10,240,334             9,916,325
Mobile surgical and other                                     778,257               531,877
                                                         ------------          ------------
             TOTAL REVENUES                                30,872,013            25,268,955

Center operating expenses                                  10,836,154             8,479,133
Eye care claims                                             4,341,369             3,767,011

Cost of sales                                              10,523,715             9,653,201
Provision for doubtful accounts                               378,842               203,746
Selling, general, administrative and
   development expenses                                     2,795,770             1,900,296
                                                         ------------          ------------
             EARNINGS FROM OPERATIONS                       1,996,163             1,265,568

Non-operating revenue (expenses):
   Interest and other income                                  145,258                92,609
   Interest expense                                          (735,222)             (374,481)
                                                         ------------          ------------
             EARNINGS BEFORE MINORITY INTEREST              1,406,199               983,696

 Minority interest in net income of partnerships             (165,462)             (127,723)
                                                         ------------          ------------
             Earnings before income taxes                   1,240,737               855,973

Income tax expense (benefit)                                  470,000            (1,180,000)
                                                         ------------          ------------
             NET EARNINGS                                     770,737             2,035,973
Preferred dividends, principally imputed                            0                (2,727)
                                                         ------------          ------------
             EARNINGS  AVAILABLE TO COMMON
             SHAREHOLDERS                                $    770,737          $  2,033,246
                                                         ============          ============
Earnings per common share:
             Basic                                       $       0.09          $       0.27
                                                         ============          ============
             Diluted                                     $       0.09          $       0.26
                                                         ============          ============
Weighted average number of common shares
             Basic                                          8,885,529             7,549,315
                                                         ============          ============
             Diluted                                        8,959,094             7,788,182
                                                         ============          ============

See accompanying notes to condensed consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1998 and 1997
                                   (unaudited)

                                                              1998                  1997

Ophthalmic center net revenues                           $ 38,419,214            26,557,752
Managed eye care revenues                                  17,684,243            13,694,044
Optometric practice services                               30,734,734            16,305,115
Mobile surgical and other                                   2,031,154             1,485,309
                                                         ------------          ------------
             TOTAL REVENUES                                88,869,345            58,042,220

Center operating expenses                                  30,811,300            22,268,837
Eye care claims                                            12,771,632            10,546,856
Cost of sales                                              30,676,812            16,226,988
Provision for doubtful accounts                               823,409               579,760
Selling, general, administrative and
   development expenses                                     8,155,107             5,364,528
                                                         ------------          ------------
             EARNINGS FROM OPERATIONS                       5,631,085             3,055,251

Non-operating revenue (expenses):
   Interest and other income                                  343,605               214,577
   Interest expense                                        (1,993,309)             (816,502)
                                                         ------------          ------------
             EARNINGS BEFORE MINORITY INTEREST              3,981,381             2,453,326

 Minority interest in net income of partnerships             (464,050)             (310,849)
                                                         ------------          ------------
             EARNINGS BEFORE INCOME TAXES                   3,517,331             2,142,477

Income tax expense (benefit)                                1,325,000            (1,180,000)
                                                         ------------          ------------
             NET EARNINGS                                   2,192,331             3,322,477

Preferred dividends, principally imputed                            0               (19,876)
                                                         ------------          ------------
             EARNINGS  AVAILABLE TO COMMON
             SHAREHOLDERS                                $  2,192,331          $  3,302,601
                                                         ============          ============
Earnings per common share:
             Basic                                       $       0.25          $       0.45
                                                         ============          ============
             Diluted                                     $       0.25          $       0.44
                                                         ============          ============
Weighted average number of common shares
             Basic                                          8,772,738             7,268,550
                                                         ============          ============
             Diluted                                        8,916,006             7,468,637
                                                         ============          ============

See accompanying notes to condensed consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                         1998                 1997
CASH FLOWS FROM OPERATIONS:
   Net earnings                                                      $ 2,192,331            3,322,477
   Adjustments to reconcile net earnings to net cash
    Provided by operating activities:
    Depreciation and amortization                                      2,357,457            1,399,455
    Deferred tax provision                                               834,000           (1,180,000)
    Provision for doubtful accounts                                      823,409              579,760
    Minority interest in partnerships                                    464,050              310,849
    (Increase) decrease in:
      Receivables                                                     (5,090,510)          (2,666,369)
      Prepaids and other assets                                       (1,294,313)          (1,082,850)
    Increase (decrease) in:
      Accounts payable and accrued expenses                            1,450,727            1,977,705
      Eye care claims payable                                         (1,207,688)             910,761
                                                                     -----------          -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                529,463            3,571,788

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  (968,879)            (700,634)
  Acquisitions, net of cash acquired                                  (6,783,875)          (6,421,355)
                                                                     -----------          -----------

NET CASH USED IN INVESTING ACTIVITIES                                 (7,752,754)          (7,121,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                       0              360,994
  Net change in long-term debt and capital lease obligations           6,186,821            6,185,195
  Distributions to minority interest                                    (408,564)            (267,491)
  Other                                                                        0              (28,128)
                                                                     -----------          -----------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                                           5,778,257            6,250,570
                                                                     -----------          -----------

NET INCREASE (DECREASE) IN CASH                                       (1,445,034)           2,700,369

CASH AT BEGINNING OF PERIOD                                            5,608,645            2,943,617
                                                                     -----------          -----------
CASH AT END OF PERIOD                                                $ 4,163,611          $ 5,643,986
                                                                     ===========          ===========

See accompanying notes to condensed consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1997, as set forth in the annual consolidated financial statements of Omega Health Systems, Inc. Certain prior year interim balances have been reclassified to conform to the 1998 presentation. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine month period ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


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

Basic earnings per common share for 1998 and 1997 were computed by dividing the earnings by the weighted average number of common shares outstanding during the quarter (8,885,529 and 7,549,315, respectively) and the nine month period (8,772,738 and 7,268,550, respectively). Diluted earnings per common share for 1998 and 1997 were computed by dividing the earnings by the weighted average number of common shares and common equivalent shares outstanding during the quarter (8,959,094 and 7,788,182, respectively) and the nine month period (8,916,006 and 7,468,637, respectively).

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

On July 11, 1998, the Company completed the acquisition of the assets of the ophthalmology practice of Mitchell L. Levin, MD, known as Levin Eye Center, and a 50% interest in the associated ambulatory surgery center, known as Doctors Surgery Center. Simultaneously with the acquisition, the Company entered into a long-term management agreement to manage the practice. In connection with the merger, the Company issued 151,257 shares of the Company's common stock and $1,802,500 in cash. The cash portion of the transaction was financed under the Company's revolving credit facility with NationsCredit.

On September 1, 1998, the Company completed the acquisition of the assets of the ophthalmology practice of Jeffrey G. Straus, MD, known as Louisiana Eye Center of New Orleans. Simultaneously with the acquisition, the Company entered into a long-term management agreement to manage the practice. In connection with the acquisition, the Company issued 106,473 shares of the Company's common stock and $937,000 in cash. The cash portion of the transaction was financed under the Company's revolving credit facility with NationsCredit.

4. REVOLVING CREDIT AGREEMENT

In February 1997, the Company entered into a $15,000,000 Credit Facility with NationsCredit Commercial Corporation, an affiliate of NationsBank, for the purpose of refinancing certain existing debt, providing working capital and financing acquisitions. The Credit Facility is a $15 million committed facility, comprised of a $13 million acquisition facility (the "Acquisition Facility") and a $2 million working capital facility (the "Working Capital Facility"). The Credit Facility is fully revolving for the first two years and matures in equal installments over the next four years. The Credit Facility bears interest at a variable rate equal to the 30-day commercial paper rate quoted in The Wall Street Journal plus 4.25%. In December 1997, the Credit Facility was amended and restated, increasing the availability to $30,000,000.

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

6. CHANGE IN AMORTIZATION PERIOD FOR MANAGEMENT SERVICE AGREEMENTS

Effective April 1, 1998, in response to recent guidance from the Securities and Exchange Commission, the Company reduced the maximum amortization period for intangible assets relating to management service agreements to 25 years. Previously, management service agreements were amortized over their contractual term to a maximum of 40 years. This change had the effect of reducing reported net earnings by approximately $40,000 or $.005 per diluted share per quarter.

7. RECENT ACCOUNTING PRONOUNCEMENT

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                      Three Months                 Nine Months
                                                    Ended September 30          Ended September 30
                                                   -------------------       -------------------------
                                                    1998          1997         1998              1997
                                                    ----          ----         ----              ----
Revenues
     Center net revenues                            43.8%         38.8%        43.2%             45.8%
     Managed Care revenues                          20.5          19.8         19.9              23.6
     Optometric practice services                   33.2          39.2         34.6              28.1
     Mobile surgical and other                       2.5           2.1          2.3               2.5
                                                   -----         -----        -----             -----
Total revenues                                     100.0         100.0        100.0             100.0

Center operating expenses                           35.1          33.6         34.7              38.4
Eye care claims                                     14.1          14.9         14.4              18.1
Selling, general and administrative expenses         9.1           7.5          9.2               9.3
Cost of sales                                       34.1          38.2         34.5              28.0
Provision for doubtful accounts                      1.2           0.8          0.9               1.0

Earnings from operations                             6.5%          6.5%         6.3%              5.2%

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         Total Revenues. Total revenues increased from $25,269,000 for the three months ended September 30, 1997 to $30,872,000 for the three months ended September 30, 1998, an increase of $5,603,000 or 22.2%.

                Center net revenues increased from $9,815,000 for the 1997 period to $13,511,000 for the 1998 period, an increase of $3,696,000, or 37.7%. The increase resulted primarily from the additions of Centers in Danville, Illinois; Chicago, Illinois; Newport Richey, Florida; San Antonio, Texas; Circleville, Ohio; Orlando, Florida and New Orleans, Louisiana during the 1998 period as well as the addition of an ASC in the San Antonio, Circleville and Orlando Centers.

                Managed care revenues increased from $5,006,000 for the 1997 period to $6,343,000 for the 1998 period, an increase of $1,337,000, or 26.7%. The increase reflected the continued growth experienced by the Company's managed care operations, including the addition of an optical lab in 1997.

                Optometric practice service revenues increased from $9,916,000 for the 1997 period to $10,240,000 for the 1998 period, an increase of $324,000, or 3.3%. Optometric practice services provides products and services to independent optometrists, including purchasing, education, training, management, and publications and is related to the acquisition of Primary Eyecare Network, Inc. (PEN) in May 1997.

                Mobile surgical and other revenues increased from $532,000 for the 1997 period to $778,000 for the 1998 period, an increase of $246,000 or 46.2%. The increase resulted primarily from higher margin mobile surgical revenues.

         Center Operating Expenses. Center operating expenses increased from $8,479,000 for the three months ended September 30, 1997 to $10,836,000 for the three months ended September 30, 1998, an increase of $2,357,000 or 27.8%. The increase reflected the additions of the practices in Danville, Chicago, Newport Richey, San Antonio, Circleville, Orlando and New Orleans during the 1998 period. As a percentage of center net revenues, center operating expenses decreased from 86.4% in the 1997 period to 80.2% in the 1998 period, reflecting improved performance in certain Centers and the impact of the added Centers.

         Eye Care Claims. Eye care claims increased from $3,767,000 for the three months ended September 30, 1997 to $4,341,000 for the three months ended September 30, 1998, an increase of $574,000, or 15.2%. The increase reflected the continued growth experienced by the Company's managed care operations and is directly correlated with the increase in managed care revenues. As a percentage of managed care revenues, eye care claims decreased from 75.2% in the 1997 period to 68.5% in the 1998 period.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $1,900,000 for the three months ended September 30, 1997 to $2,796,000 for the three months ended September 30, 1998, an increase of $896,000, or 47.2%. The increase primarily reflected (i) the expansion of operation at the EHN,
         (ii) development costs associated with expansion of the Company's practice affiliation program and (iii) the administrative expenses related to Providers Optical during the 1998 period. As a percentage of total revenues, selling, general, and administrative expenses increased from 7.5% in the 1997 to 9.1% in the 1998 period.

         Cost of Sales. Cost of sales increased from $9,653,000 for the three months ended September 30, 1997 to $10,524,000 for the three months ended September 30, 1998, an increase of $871,000 or 9.0%. This increase primarily reflected the acquisition of Providers Optical in December 1997 and the increase in higher margin mobile surgical sales. As a percentage of total revenues, cost of sales decreased from 38.2% in the 1997 period to 34.1% in the 1998 period.

         Provision for Doubtful Accounts. Provision for doubtful accounts increased from $204,000 for the three months ended September 30, 1997 to $379,000 for the three months ended September 30, 1998, an increase of $175,000, or 85.8%. As a percentage of total revenues, provision for doubtful accounts marginally increased from 0.8% in the 1997 period to 1.2% in the 1998 period.

         Interest Income (Expense), Net. Interest expense increased from $282,000 for the three months ended September 30, 1997 to $590,000 for the three months ended September 30, 1998, an increase of $308,000, or 109.2%. This increase related to the increase in borrowings in late 1997 and the 1998 period used to finance acquisitions.

         Preferred Dividends. Preferred dividends were $3,000 for the three months ended September 30, 1997. This decrease resulted from the conversion of Series A Convertible Preferred Stock into Common Stock by preferred stockholders.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Total Revenues. Total revenues increased from $58,042,000 for the nine months ended September 30, 1997 to $88,869,000 for the nine months ended September 30, 1998, an increase of $30,827,000 or 53.1%.

                Center net revenues increased from $26,558,000 for the 1997 period to $38,419,000 for the 1998 period, an increase of $11,861,000, or 44.7%. The increase resulted primarily from the additions of Centers in Birmingham, Alabama; Marion, Indiana; Danville, Illinois; Chicago, Illinois; Newport Richey, Florida; San Antonio, Texas; Circleville, Ohio; Orlando, Florida and New Orleans, Louisiana during the 1998 period as well as the addition of an ASC in the San Antonio, Circleville and Orlando Centers.

                Managed care revenues increased from $13,694,000 for the 1997 period to $17,684,000 for the 1998 period, an increase of $3,990,000, or 29.1%. The increase reflected the continued growth experienced by the Company's managed care operations, including the addition of an optical lab in 1997.

                Optometric practice service revenues increased from $16,305,000 for the 1997 period to $30,735,000 for the 1998 period, an increase of $14,430,000, or 88.5%. Optometric practice services provides products and services to independent optometrists, including purchasing, education, training, management, and publications and is related to the acquisition of Primary Eyecare Network, Inc. (PEN) in May 1997.

                Mobile surgical and other revenues increased from $1,485,000 for the 1997 period to $2,031,000 for the 1998 period, an increase of $546,000 or 36.8%. The increase resulted primarily from higher margin mobile surgical revenues.

         Center Operating Expenses. Center operating expenses increased from $22,269,000 for the nine months ended September 30, 1997 to $30,811,000 for the nine months ended September 30, 1998, an increase of $8,542,000 or 38.4%. The increase reflected the additions of the practices in Birmingham, Marion, Danville, Chicago, Newport Richey, San Antonio, Circleville, Orlando and New Orleans during the 1998 period. As a percentage of center net revenues, center operating expenses decreased from 83.8% in the 1997 period to 80.2% in the 1998 period, reflecting improved performance in certain Centers and the impact of the added Centers.

         Eye Care Claims. Eye care claims increased from $10,547,000 for the nine months ended September 30, 1997 to $12,772,000 for the nine months ended September 30, 1998, an increase of $2,225,000, or 21.1%. The increase reflected the continued growth experienced by the Company's managed care operations and is directly correlated with the increase in managed care revenues. As a percentage of managed care revenues, eye care claims decreased from 77.0% in the 1997 period to 72.2% in the 1998 period.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $5,365,000 for the nine months ended September 30, 1997 to $8,155,000 for the nine months ended September 30, 1998, an increase of $2,790,000, or 52.0%. The increase primarily reflected (i) the expansion of operation at the EHN, (ii) development costs associated with expansion of the Company's practice affiliation program and (iii) the administrative expenses related to PEN and Providers Optical during the 1998 period. As a percentage of total revenues, selling, general, and administrative expenses remained 9.2% in the 1997 and 1998 period.

         Cost of Sales. Cost of sales increased from $16,227,000 for the nine months ended September 30, 1997 to $30,677,000 for the nine months ended September 30, 1998, an increase of $14,450,000 or 89.0%. This increase primarily reflected the acquisition of PEN in May 1997 and Providers Optical in December 1997 and the increase in higher margin mobile surgical sales. As a percentage of total revenues, cost of sales increased from 28.0% in the 1997 period to 34.5% in the 1998 period, primarily as a result of the acquisitions.

         Provision for Doubtful Accounts. Provision for doubtful accounts increased from $580,000 for the nine months ended September 30, 1997 to $823,000 for the nine months ended September 30, 1998, an increase of $243,000, or 41.9%. As a percentage of total revenues, provision for doubtful accounts marginally decreased from 1.0% in the 1997 period to 0.9% in the 1998 period.

         Interest Income (Expense), Net. Interest expense increased from $602,000 for the nine months ended September 30, 1997 to $1,650,000 for the nine months ended September 30, 1998, an increase of $1,048,000, or 174.1%. This increase related to the increase in borrowings in late 1997 and the 1998 period used to finance acquisitions.

         Preferred Dividends. Preferred dividends were $19,000 for the nine months ended September 30, 1997. This decrease resulted from the conversion of Series A Convertible Preferred Stock into Common Stock by preferred stockholders subsequent.

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

On July 11, 1998, the Company completed the acquisition of the assets of the ophthalmology practice of Mitchell L. Levin, MD, known as Levin Eye Center, and a 50% interest in the associated ambulatory surgery center, known as Doctors Surgery Center. Simultaneously with the acquisition, the Company entered into a long-term management agreement to manage the practice. In connection with the merger, the Company issued 151,257 shares of the Company's common stock and $1,802,500 in cash. The cash portion of the transaction was financed under the Company's revolving credit facility with NationsCredit.

On September 1, 1998, the Company completed the acquisition of the assets of the ophthalmology practice of Jeffrey G. Straus, MD, known as Louisiana Eye Center of New Orleans. Simultaneously with the acquisition, the Company entered into a long-term management agreement to manage the practice. In connection with the acquisition, the Company issued 106,473 shares of the Company's common stock and $937,000 in cash. The cash portion of the transaction was financed under the Company's revolving credit facility with NationsCredit.

LIQUIDITY, CASH FLOW, AND CAPITAL RESOURCES

For the nine months ended September 30, 1998, the operating activities of the Company generated $529,000. The Company used $7,753,000 in investing activities and generated $5,778,000 in financing activities.

Cash flows from operations included significant adjustments for depreciation and amortization ($2,357,000) as well as provision for doubtful accounts ($823,000). Cash flows from operations were significantly affected by working capital requirements of recent acquisitions and income tax payments. In addition, cash flows from operations were affected by a decrease in eye care claims payable of $1,200,000 as the Company significantly decreased the time required to process and pay eye care claims by its managed care operations. Investing activities during the period included $1,018,000 in capital expenditures for equipment as well as acquisitions of the assets of ophthalmic and optometric practices. Financing activities included an increase in debt and distributions to minority interest.

As of September 30, 1998 the Company has approximately $2,900,000 available of its $30,000,000 revolving credit facility.

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         Not Applicable.

Item 2.  Changes in Securities.
         Not Applicable.

Item 3.  Defaults Upon Senior Securities.
         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         The Company held its Annual Meeting on August 12, 1998. At the meeting, two directors, Ronald L. Edmonds and Thomas P. Lewis were re-elected to two year terms on the board of directors, by votes of 6,558,732 and 6,559,132 for, 139,283 and 138,883 against, and 60,295 abstaining, respectively. Donald H. Beisner, M.D., was re-elected to a one year term by votes of 6,548,476 for, 143,283 against and 66,551 abstaining. Other members of the board who continue to serve are David
         M. Dillman, M.D., Donald A. Hood, O.D., Andrew W. Miller, and
         Herman L. Tacker, O.D.

         At the meeting, shareholders also amended the Company's stock option plan by votes of 6,578,399 for, 78,431 against, and 101,480 abstaining. The shareholders also amended the Company's stock purchase plan by votes of 6,587,190 for, 72,281 against, and 98,839 abstaining. Also at the meeting, shareholders ratified the authorization of the Audit Committee of the Board of Directors to select the Company's independent auditors for 1998 by votes of 6,710,482 for, 3,795 against, and 45,533 abstaining.

Item 5.  Other Information.
         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibits:
         (a)  (11) Statement re: computation of per share earnings.

              (27) Financial Data Schedule (SEC use only)

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

                          OMEGA HEALTH SYSTEMS, INC.
                          --------------------------------------------------
                          Registrant


November 13, 1998                        By \s\ Ronald L. Edmonds
                                         --------------------------------------
                                         Ronald L. Edmonds
                                         Executive Vice President and
                                         Chief Financial Officer