Form 10-K405
period 1998-12-31
OMEGA HEALTH SYSTEMS INC
filed 1999-04-23
CIK 864902

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 0-19283

                           OMEGA HEALTH SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        13-3220466
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                          5350 POPLAR AVENUE, SUITE 900
                            MEMPHIS, TENNESSEE 38119
              (Address of principal executive offices and Zip Code)

         Issuer's telephone number, including area code: (901) 683-7868

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                               Title of each class
                               -------------------
                          COMMON STOCK, $.06 PAR VALUE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ----  ----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The registrant's revenues for the twelve months ended December 31, 1998 were $97,264,552.

         The aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant as of February 28, 1999 is approximately $32,200,000. (For purposes of this calculation only, all executive officers and directors are classified as affiliates.)

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            CLASS                               OUTSTANDING AT FEBRUARY 28, 1999
----------------------------                    --------------------------------
Common Stock, $.06 par value                              9,033,192


                       DOCUMENTS INCORPORATED BY REFERENCE

         Documents incorporated by reference and the part of Form 10-K into which the document is incorporated:

                                      None.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Omega is an eye care company that provides facilities and services to ophthalmologists and optometrists to assist in the integration of primary, medical and surgical eye care. Omega manages 22 affiliated practices at which 50 affiliated ophthalmologists provide medical and surgical eye care at the Company's Centers, which include 112 service locations and 8 ambulatory surgery centers (ASCs). The Company generates revenues from (i) professional fees from affiliated practices and facility fees for services provided at the Company's ASCs, (ii) the sale of supplies and equipment and the provision of related administrative services to optometrists, (iii) the provision of mobile surgical and other supplies and services to eye care providers, and a wholesale optical laboratory.

         In early 1999, the Company announced plans to focus its resources on its core business of operating eye care and surgery centers including a major new initiative to expand its laser vision correction capabilities. During the first half of 1999, the Company plans to have excimer laser technology available on-site in all of its 22 markets. In connection with this new initiative, Omega has agreed to acquire 12 VISX STAR S2(TM) Excimer Laser Systems from VISX(TM), Inc. VISX, Inc. is the U.S. market leader among manufacturers of excimer lasers for ophthalmic use. Its VISX STAR S2 Excimer Laser System is currently the only excimer laser in the U.S. market approved by the United States Food and Drug Administration to treat nearsightedness, farsightedness and astigmatism.

         In addition, as part of the new strategic focus on center operations and the laser vision correction initiative, the Company has adopted a plan to transition the ownership and operation of its managed care subsidiary, The Eye Health Network, Inc. (EHN) to a strategic partner. While the Company does not expect to retain any ownership interest in these operations, it does expect to have an ongoing relationship with a strategic partner in developing managed care opportunities which include the Company's eye care and surgery centers and their networks of referring optometrists. As a result of these plans, the operations of EHN have been classified as discontinued operations in the Company's financial statements.

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

         Ophthalmologists generally specialize in medical and surgical eye care procedures, including cataract surgery, glaucoma surgery, laser procedures for retinal conditions, eyelid surgery, corneal surgery and strabismus surgery. Ophthalmologists are medical doctors who have completed four years of medical school training, a one year internship and at least three additional years of ophthalmic training. In 1994, there were approximately 15,600 ophthalmologists in the United States who performed approximately 2.4 million major surgical procedures. Optometrists specialize in primary eye care and have completed a four-year training program following college to earn a doctor of optometry degree. In 1994 approximately 28,000 optometrists were actively involved in patient care in the United States.

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

STRATEGY

         Omega's objective is to develop and provide management and other services to comprehensive eye care networks that deliver quality, cost-effective eye care in convenient locations through the cooperative efforts of optometrists and ophthalmologists. The Company seeks to achieve this objective by implementing the following strategy: (i) expanding its base of affiliated ophthalmologists in targeted markets; (ii) developing and managing primary care optometric networks; and (iii) providing value-added management, purchasing and related administrative services to enhance productivity of affiliated ophthalmologists and network optometrists. The Company believes its strategy of organizing ophthalmologists, optometrists, and related ancillary services into cooperative, integrated eye care networks enhances its ability to manage the delivery of quality eye care services cost-effectively. The following is a discussion of the primary components of the Company's strategy.

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

Expand Laser Vision Correction Services

         In early 1999, the Company announced the launch of a major new initiative to expand its laser vision correction capabilities. During the first half of 1999, the Company plans to have excimer laser technology available on-site in all of its 22 markets. In connection with this new initiative, Omega has agreed to acquire 12 VISX STAR S2(TM) Excimer Laser Systems from VISX(TM), Inc. VISX, Inc. is the U.S. market leader among manufacturers of excimer lasers for ophthalmic use. Its VISX STAR S2 Excimer Laser System is currently the only excimer laser in the U.S. market approved by the United States Food and Drug Administration to treat nearsightedness, farsightedness and astigmatism.

OMEGA SERVICES

         In order to meet the strategic needs of ophthalmologists and optometrists associated with its eye care networks and other health care providers, Omega provides a wide range of practice management and other services. The Company's services not only allow eye care professionals to devote more of their time to delivery of quality primary, medical and surgical eye care, they are also intended to enable the providers to expand and position their practices effectively in an increasingly competitive health care services environment.

Ophthalmologist Practice Management Services

         Omega provides a wide range of practice management services in an effort to increase the revenues and manage the expenses of its Affiliated Practices. Affiliated Practices are practices with which Omega has entered into a management agreement. The Affiliated Practices, together with their physical facilities, are sometimes referred to as Centers. Omega seeks to increase Affiliated Practices' revenues primarily by building optometric networks to increase patient referrals, by adding medical and surgical eye care services and by expanding a practice's geographic coverage through satellite offices.

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

Optometric Purchasing and Administrative Services

         Through its Primary Eyecare Network (PEN) subsidiary, Omega operates a discount purchasing program for the products used in the day-to-day practices of optometrists. These products include eye glass frames and lenses, contact lenses, clinical equipment and other supplies. This purchasing program leverages the purchasing strength of approximately 1,200 participating optometrists and buys from a national panel of approximately 50 vendors, as of December 31, 1998. Omega also provides administrative services on a contracted basis to meet the optometrists' needs in several areas such as accounting and financial reporting, billing and collections and staff management.

Mobile Surgical and Other Services

         Through the Omega Medical Services division, the Company operates a mobile surgical program that provides ophthalmic surgical equipment, related supplies and technical support personnel to surgical facilities, including hospitals and ASCs, on a per-case basis. This service provides ophthalmologists in suburban or rural areas access to equipment to meet the local demand for complex eye care procedures, and allows the associated facilities to avoid the otherwise substantial capital costs associated with such equipment. Omega's mobile surgical equipment was used in approximately 2,200 medical and surgical eye care procedures in the year ended December 31, 1998. The Company also provides certain equipment and supply purchasing services to ophthalmologists, hospitals and ASCs.

         On December 31, 1997, Omega acquired the assets of Providers Optical, Inc., a wholesale optical laboratory . The laboratory was relocated from Concord, California to Memphis, Tennessee in May 1998.

Laser Vision Correction Services

         In early 1999, the Company announced plans to focus its resources on its core business of operating eye care and surgery centers including a major new initiative to expand its laser vision correction capabilities. During the first half of 1999, the Company plans to have excimer laser technology available on-site in all of its 22 markets. In connection with this new initiative, Omega has agreed to acquire 12 VISX STAR S2(TM) Excimer Laser Systems from VISX(TM), Inc. VISX, Inc. is the U.S. market leader among manufacturers of excimer lasers for ophthalmic use. Its VISX STAR S2 Excimer Laser System is currently the only excimer laser in the U.S. market approved by the United States Food and Drug Administration to treat nearsightedness, farsightedness and astigmatism.

         According to industry sources, over 400,000 excimer laser procedures were performed in the United States during 1998. These sources estimate that 800,000 excimer laser procedures will be performed in the United States during 1999. This is a significant growth opportunity and the Company is continuing to take steps to position its Affiliated Practices for success in the refractive surgery marketplace. The Company seeks to provide a comprehensive refractive surgery program for its Affiliated Practices. In addition to providing access to state-of-the-art laser technology, the Company has employed a national director to coordinate all aspects of developing this program. The Company is providing support in all aspects of the program, including access to technology, marketing programs, educational programs for doctors, patient information programs, and patient finance programs. The Company maintains a refractive surgery information and referral program on its world wide web site, www.omegahealth.com. In addition, Company representatives monitor all aspects of the refractive surgery marketplace, including emerging technologies, arrange case schedules for affiliated ophthalmologists and their patients, provides the required technical personnel and supplies and sponsors co-management education programs for laser vision correction.

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

         Eight Centers maintain ASCs. These surgical facilities generally are located within or adjacent to the Centers' physical facilities. The Company plans to develop additional ASCs to support Centers where permitted by state law and where, in management's judgment, the characteristics of the surgical component of the practice provide potential for increased return on investment.

The table below lists the name and primary location of each Center, the date the Center was opened or acquired, the number of affiliated ophthalmologists and the number of locations.

                                                                             DATE
                                                                             OPENED        NUMBER OF
                                                      PRIMARY                  OR          AFFILIATED        SERVICE
       NAME OF CENTER                                 LOCATION              ACQUIRED    OPHTHALMOLOGISTS    LOCATIONS
       --------------                                 --------              --------    ----------------    ---------
Omega Eye Care Center...........................     Birmingham, AL           6/89              3             23

Capital Eye Center(1)...........................     Tallahassee, FL          3/96              1              1

Omega Eye Associates(1).........................     Clearwater, FL           1/92              1              2

Eye Institute(2)................................     Newport Richey, FL       1/98              0              1

Dillman Eye Care................................     Danville, IL             8/97              1              1

Eye Consultants & Surgeons......................     Janesville, WI           9/97              4              6

Faust-Gelvin Eye Center(1)......................     Marion, IN               5/97              3              3

Missouri Eye Institute..........................     Springfield, MO          1/92              2              7

Missouri Eye Institute..........................     St. Louis, MO            1/92              2              2

Omaha Eye Institute(1)..........................     Omaha, NE                4/88              2             10

Omega Eye Care Center...........................     Albuquerque, NM          11/87             2              5

Central Ohio Eye Institute(1)...................     Circleville, OH          12/97             3              5

Omega Eye Center................................     Jackson, TN              5/88              3              6

Southern Eye Associates.........................     Memphis, TN              1/90              2              2

VisionAmerica...................................     Nashville, TN            9/90              4             15

Eye Associates of Houston.......................     Houston, TX              7/86              3              2

EyeCare and Surgery Center of North Texas(1)....     Dallas, TX               9/96              4              5

Omega Eye Center................................     El Paso, TX              8/89              2              3

Cataract and Laser Institute(1).................     San Antonio, TX          11/97             1              5

Capital Eye Consultants.........................     Fairfax, VA              4/88              2              1

Levin Eye Center................................     Kissimmee, FL            7/98              2              2

Straus Eye Center...............................     Metairie, LA             9/98              3              5
                                                                                               --            ---
         Total..................................                                               50            112
                                                                                               ==            ===

(1) This Center maintains an ambulatory surgical unit.

(2) This Center includes an optometry practice and is served by the ophthalmologist associated with the Clearwater center.

QUALITY ASSURANCE

         The Company's National Medical Director and National Optometric Director are responsible for the Company's quality assurance activities under the direction of the quality assurance committee of the Board of Directors. They are responsible for all quality improvement activities, including establishing and monitoring quality standards for all operations.

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

         The following discussion of the Management Agreements is a general summary of the form of a "typical" Management Agreement. The Company expects to enter into similar agreements with other Affiliated Practices in the future. The actual terms of the individual Management Agreements, and other service agreements into which the Company may enter in the future, may vary in certain respects from the description below as a result of negotiations with the individual practices and the requirements of local regulations. The Omega Centers established prior to 1991 were formed by establishing a network of optometrists to support co-management centers at which ophthalmologists' practices provided medical and surgical eye care pursuant to an independent management contract (the "Independent Contracts"). These Centers generally did not involve the purchase of equipment or other assets from the ophthalmologists or other initial payments from Omega to the ophthalmologists. The term "Management Agreements" includes the Independent Contracts, unless specifically noted. The term "Affiliated Practice" includes ophthalmologists practicing at the Centers, unless specifically noted. The Independent Contracts have certain differing provisions from the current form of Management Agreement, as noted below.

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

         Under the Management Agreements (excluding the Independent Contracts) the Company receives a set monthly fee for managing the Affiliated Practices, plus an additional fee in the event the revenues or earnings of the Affiliated Practice exceed certain levels, and such management fees may be reduced in the event of significant reductions in the revenues of the Affiliated Practices. The management fees paid to the Company typically range from 25% to 50% of the funds available after payment of all operating expenses of the Affiliated Practice. Under the Independent Contracts the Company typically is paid 60% to 70% of the revenues of the Affiliated Practice, and from this amount the Company pays all of the operating expenses of the Center and retains a management fee.

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

         Anti-Kickback Law. A federal law commonly known as the 'Anti-kickback Amendments' prohibits the offer, solicitation, payment or receipt of anything of value (direct or indirect, overt or covert, in cash or in kind) which is intended to induce the referral of Medicare or Medicaid patients, or the ordering of items or services reimbursable under those programs. The law also prohibits remuneration that is intended to induce the recommendation of, or the arranging for, the provision of items or services reimbursable under Medicare and Medicaid. The law has been broadly interpreted by a number of courts to prohibit remuneration that is offered or paid for otherwise legitimate purposes if the circumstances show that one purpose of the arrangement is to induce referrals. Even bona fide investment interests in a health care provider may be questioned under the Anti-kickback Amendments if the government concludes that the opportunity to invest was offered as an inducement for referrals. The penalties for violations of this law include criminal sanctions and exclusion from the Medicare and Medicaid programs.

         In part to address concerns regarding the implementation of the Anti-kickback Amendments, the federal government in 1991 published regulations that provide exceptions, or 'safe harbors,' for certain transactions that will not be deemed to violate the Anti-kickback Amendments. Among the safe harbors included in the regulations were provisions relating to the sale of physician practices, management and personal services agreements and employee relationships. Subsequently, regulations were published offering safe harbor protection to additional activities, including referrals within group practices consisting of active investors. Proposed amendments clarifying the existing safe harbor regulations were published in 1994. If any of the proposed regulations are ultimately adopted, they would result in substantive changes to existing regulations. The failure of an activity to qualify under a safe harbor provision, while potentially leading to greater regulatory scrutiny, does not render the activity illegal per se.

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

         The Stark Self-Referral Laws. The Stark Self-Referral Law (the 'Stark Law') prohibits a physician from referring a patient to a health care provider for certain designated health services reimbursable by Medicare or Medicaid if the physician has a financial relationship with that provider, including an investment interest, a loan or debt relationship or a compensation relationship. In addition to the conduct directly prohibited by the law, the statute also prohibits schemes that are designed to obtain referrals indirectly that cannot be made directly. The penalties for violating the law include (i) a refund of any Medicare or Medicaid payments for services that resulted from an unlawful referral, (ii) civil fines and (iii) exclusion from the Medicare and Medicaid programs.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

                  The following table sets forth certain information concerning the Company's executive officers.


NAME                           AGE       POSITION WITH COMPANY
----                           ---       ---------------------
Thomas P. Lewis                44        President, Chief Executive Officer and Director

Ronald L. Edmonds              43        Executive Vice President, Chief Financial Officer and Director

Donald A. Hood, O.D.           54        Senior Vice President - Managed Care and Director

Robert C. Kelly                46        Senior Vice President - Center Operations

Allen D. Leck                  51        Senior Vice President - Value Added Services

Cassandra T. Speier            40        Senior Vice President - Development and Chief Compliance Officer


Randall N. Reichle, O.D.       46        National Optometric Director and Vice President

David M. Dillman, M.D.         47        National Medical Director and Director


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

EMPLOYEES

              As of December 31, 1998, the Company employed 660 persons, 606 of whom were full-time employees. Under the terms of the Management Agreements with the Affiliated Practices, the Company employs the non-physician personnel of the Centers, primarily clerical, administrative, and technical, that support such Affiliated Practices. No employee of the Company or of any affiliated ophthalmologist is a member of a labor union or subject to a collective bargaining agreement. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

              The Company does not own any real estate. The Company leases 11,000 square feet of space at 5350 Poplar Avenue in Memphis, Tennessee, where the Company's headquarters are located. The lease expires in 2005. Additionally, the Company leases approximately 10,647 square feet used for EHN in Denver, Colorado, approximately 2,270 square feet used for PEN in San Ramon, California and leases an aggregate of approximately 166,000 square feet used for Centers and ASCs managed by the Company. Monthly lease payments for these facilities aggregate approximately $254,000.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock was traded on The Nasdaq Small-Cap Market under the symbol OHSI until January 1998 when it became traded on the Nasdaq National Market. The following table sets forth the quarterly high and low sales price information for the Company's common stock during the period from January 1, 1997 through December 31, 1998. Such prices represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.



                                    1998                          1997
                         -------------------------      ------------------------
                             High         Low             High            Low
                             ----         ---             ----            ---
        First Quarter        $8.00        $6.75           $7.00          $6.38
        Second Quarter        7.44         5.88            7.63           6.50
        Third Quarter         7.13         3.75            9.25           6.75
        Fourth Quarter        5.00         3.03            9.00           6.88


         There were 431 holders of record of the Common Stock as of February 28, 1999. The Company believes it had in excess of 1,000 beneficial owners of Common Stock as of February 28, 1999. The Company has not paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

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

         In connection with the purchase as of December 16, 1997 of 100% of the outstanding stock of Central Ohio Eye Institute, Inc., the Company issued 440,625 shares of Omega Common Stock valued at $3,525,000.

         In connection with the acquisition of certain assets of Physicians Eyecare Network, Inc. as of December 31, 1997, the Company issued to Physicians Eyecare Network, Inc. 175,000 shares of Omega Common Stock, valued at $1,500,000.

         In connection with the acquisition by merger as of January 1, 1998 of Hunter, Schulz and Horton, O.D., P.A., the Company issued to Drs. Hunter, Schulz and Horton 130,718 shares of Omega Common Stock, valued at $1,000,000.

         In connection with the purchase as of July 11, 1998, of Levin Eye Center, P.A., the Company issued to Mitchell L. Levin, M.D., 151,257 shares of Omega Common Stock, valued at $1,022,500.

         In connection with the purchase as of September 1, 1998 of Louisiana Eye Center of New Orleans, P.C., the Company issued to Jeffrey G. Straus, M.D. 106,473 of Omega Common Stock, valued at $625,000.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the consolidated financial statements included elsewhere herein. Selected financial data for all periods have been reclassified to present the operations of the Company's managed care subsidiary as discontinued operations. See note 10 to the consolidated financial statements.

                                                                    Years ended December 31,

                                              1994            1995            1996           1997            1998
                                              ----            ----            ----           ----            ----
Net revenues                              $19,871,140      21,840,434      28,044,201     64,956,717      97,264,552
Net earnings (loss) from
continuing operations                        (334,104)         12,829       1,545,296      3,530,437       2,274,593
Net earnings (loss) from
continuing
Operations per common share:
   Basic                                        (0.07)           0.00            0.01           0.49            0.26
   Diluted                                      (0.07)           0.00            0.01           0.47            0.26
Net earnings (loss)                           112,407         480,874       1,303,126      3,882,932       1,213,981
Earnings  (loss) available to
common shareholders (1)                   $   112,407         480,874        (170,597)     3,863,056       1,213,981
Net earnings (loss) per common
Share: (1)
   Basic                                  $      0.02            0.10           (0.03)          0.52            0.14
   Diluted                                $      0.02            0.10           (0.03)          0.50            0.14

                                                                          December 31,
                                                                          ------------

                                              1994            1995            1996           1997            1998
                                              ----            ----            ----           ----            ----
Total assets                              $ 8,261,569      10,292,509      26,121,860     59,767,045      71,772,374
Long-term obligations, net                $ 1,100,690       1,596,209       1,318,055     23,059,160      31,470,599
Stockholders' equity                      $ 3,400,724       3,961,247      15,043,163     27,399,822      30,824,614

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

OVERVIEW

         Omega is an eye care company that provides facilities and services to ophthalmologists and optometrists to assist in the integration of primary, medical and surgical eye care. Omega manages 22 Affiliated Practices at which 50 affiliated ophthalmologists provide medical and surgical eye care at the Company's Centers, which include 112 service locations and 8 ambulatory surgery centers (ASCs). The Company generates revenues from (i) professional fees from Affiliated Practices and facility fees for services provided at the Company's ASCs, (ii) the sale of supplies and equipment and the provision of related administrative services to optometrists, (iii) the provision of mobile surgical and other supplies and services to eye care providers, and a wholesale optical laboratory.

         In early 1999, the Company announced plans to focus its resources on its core business of operating eye care and surgery centers including a major new initiative to expand its laser vision correction capabilities. During the first half of 1999, the Company plans to have excimer laser technology available on-site in all of its 22 markets. In connection with this new initiative, Omega has agreed to acquire 12 VISX STAR S2(TM) Excimer Laser Systems from VISX(TM), Inc. VISX, Inc. is the U.S. market leader among manufacturers of excimer lasers for ophthalmic use. Its VISX STAR S2 Excimer Laser System is currently the only excimer laser in the U.S. market approved by the United States Food and Drug Administration to treat nearsightedness, farsightedness and astigmatism.

         In addition, as part of the new strategic focus on center operations and the laser vision correction initiative, the Company has adopted a plan to transition the ownership and operation of its managed care subsidiary, The Eye Health Network, Inc. (EHN) to a strategic partner. While the Company does not expect to retain any ownership interest in these operations, it does expect to have an ongoing relationship with a strategic partner in developing managed care opportunities which include the Company's eye care and surgery centers and their networks of referring optometrists. As a result of these plans, the operations of EHN have been classified as discontinued operations in the Company's financial statements.

         Omega provides comprehensive management and other services for its Affiliated Practices. The Company has individual Management Agreements with each affiliated ophthalmologist or, in some cases, with a professional corporation employing more than one ophthalmologist. These Management Agreements are generally long-term and provide for the participation of the affiliated ophthalmologists in a comprehensive patient co-management program developed with the Company and implemented at the Center. Center net revenues represent gross charges for patient services rendered and ASC facility charges, net of estimated contractual adjustments. The Company is responsible for the payment of materially all Center clinical and operating expenses and is entitled to retain a fee that varies with the operating results of the Affiliated Practice. The amounts remitted to the Affiliated Practices under the Management Agreements are included in Center operating expenses. See "Management Agreements."

         Optometric practice service revenues include sales of optometric supplies and equipment through a group purchasing program and fees generated from administrative, educational and other optometric practice support services. Other revenues are comprised primarily of rental and sales of ophthalmic equipment and supplies to hospitals, ASCs and eye care providers.

         The Company operates a mobile surgical service which provides ophthalmic surgical equipment and supplies to surgical facilities and is reimbursed by such facilities on a per-case basis. In addition, the Company acquired an optical laboratory in December 1997 which was relocated from Concord, California to Memphis, Tennessee in May 1998. The laboratory operates retail dispensaries on 25 military installations.

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

RESULTS OF OPERATIONS

                                                      YEARS ENDED DECEMBER 31,
                                                      ------------------------

                                                    1998        1997       1996
                                                    ----        ----       ----
Revenues:

   Center net revenues..........................    52.2%       58.0%       91.2%
   Optometric practice services.................    40.9        38.8          --
   Other                                             6.9         3.2         8.8
                                                  ------      ------      ------
   Total revenues...............................   100.0       100.0       100.0

Center operating expenses.......................    42.5        48.1        77.3
Selling, general and administrative expenses....     7.7         6.0         8.6
Cost of sales...................................    41.2        38.4         5.1
Provision for doubtful accounts.................     1.6         1.1         1.3
                                                  ------       -----       -----
Earnings from operations........................     7.0%        6.4%        7.7%
                                                  ======      ======      ======


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         TOTAL REVENUES. Total revenues increased from $64,957,000 for the year ended December 31, 1997 to $97,265,000 for the year ended December 31, 1998, an increase of $32,308,000, or 49.7%.

         Center net revenues increased from $37,645,000 for the 1997 period to $50,813,000 for the 1998 period, an increase of $13,168,000, or 35.0%.
         The increase resulted primarily from the additions of Centers in Birmingham, Alabama; Marion, Indiana; Danville, Illinois; Chicago, Illinois; San Antonio, Texas; Circleville, Ohio; Kissimmee, Florida; and Metairie, Louisiana during 1997 and 1998 as well as the additions of ASC's in Dallas, San Antonio, Circleville and Kissimmee. In addition, same-center revenues increased 6% for the 1998 period.

         Optometric practice service revenues increased from $25,201,000 for the 1997 period to $39,769,000 for the 1998 period, an increase of $14,568,000 or 57.8%. Optometric practice services provides products and services to independent optometrists, including purchasing, education, training, management, and publications and is related to the acquisition of PEN in May 1997.

         Other revenues increased from $2,111,000 for the 1997 period to $6,445,000 for the 1998 period, an increase of $4,334,000 or 205.3%.
         The increase reflected the addition of the optical laboratory in December 1997 and an increase in mobile surgical revenues.

         CENTER OPERATING EXPENSES. Center operating expenses increased from $31,245,000 for the year ended December 31, 1997 to $41,357,000 for the year ended December 31, 1998, an increase of $10,112,000 or 32.4%. The increase reflected the additions of the practices in Birmingham, Marion, Danville, San Antonio, Circleville, Kissimmee and Metairie, as well as a 6% increase in same-center operating expenses during the 1998 period. As a percentage of center net revenues, center operating expenses decreased from 83.0% in the 1997 period to 81.4% in the 1998 period, reflecting the impact of the added centers and improved performance in certain Centers.

         Based on recent guidance from the Securities and Exchange Commission, the Company reduced the maximum amortization period for management agreements to 25 years. Previously, management agreements were amortized over their contractual term to a maximum of 40 years. This change had the effect of increasing amortization expense by approximately $120,000 in 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $3,884,000 for the year ended December 31, 1997 to $7,418,000 for the year ended December 31, 1998, an increase of $3,534,000, or 91.0%. The increase primarily reflected (i) the acquisition and expansion of operations at the optical laboratory, (ii) development costs associated with expansion of the Company's practice affiliation program and
(iii) expenses of PEN which was acquired in May 1997. As a percentage of total revenues, selling, general and administrative expenses increased from 6.0% in the 1997 period to 7.7% in the 1998 period.

         COST OF SALES. Cost of sales increased from $24,915,000 for the year ended December 31, 1997 to $40,089,000 for the year ended December 31, 1998, an increase of $15,174,000, or 60.9%. This increase primarily reflected the acquisition of PEN in May 1997 and the increase in mobile surgical sales. As a percentage of total revenues, cost of sales increased from 38.3% in the 1997 period to 41.2% in the 1998 period, primarily as a result of the acquisition.

         PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts increased from $752,000 for the year ended December 31, 1997 to $1,594,000 for the year ended December 31, 1998, an increase of $842,000, or 112.0%. This increase reflected the additions of the practices in Birmingham, Marion, Danville, San Antonio, Circleville, Kissimmee and Metairie. As a percentage of total revenues, provision for doubtful accounts increased from 1.1% in the 1997 period to 1.6% in the 1998 period.

         INTEREST INCOME (EXPENSE), NET. Interest expense increased from $1,136,000 for the year ended 1997 to $2,615,000 for the year ended December 31, 1998, an increase of $1,479,000, or 130.2%. This increase related to the increase in bank borrowings in 1997 and 1998 used to finance acquisitions and working capital.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         TOTAL REVENUES. Total revenues increased from $28,044,000 for the year ended December 31, 1996 to $64,957,000 for the year ended December 31, 1997, an increase of $36,913,000, or 131.6%.

         Center net revenues increased from $25,577,000 for the 1996 period to $37,645,000 for the 1997 period, an increase of $12,068,000, or 47.2%.
         The increase resulted primarily from the additions of Centers in Tallahassee, Florida; Dallas, Texas; Birmingham, Alabama; Marion, Indiana; Danville, Illinois; San Antonio, Texas; and Circleville, Ohio during the 1997 period as well as the additions of ASC's in Dallas, San Antonio, and Circleville. In addition, same-center revenues increased 9% for the 1997 period.

         Optometric practice service revenues were $25,201,000 for the year ended December 31, 1997. Optometric practice services provides products and services to independent optometrists, including purchasing, education, training, management, and publications and is related to the acquisition of PEN in May 1997.

         Other revenues decreased from $2,467,000 for the 1996 period to $2,111,000 for the 1997 period, a decrease of $356,000 or 14.4%. The decrease reflected the reduction in equipment sales, which have lower margins, and was partially offset by an increase in higher margin mobile surgical revenues.

         CENTER OPERATING EXPENSES. Center operating expenses increased from $21,676,000 for the year ended December 31, 1996 to $31,245,000 for the year ended December 31, 1997, an increase of $9,569,000 or 44.1%. The increase reflected the additions of the practices in Tallahassee, Dallas, Birmingham, Marion, Danville, San Antonio and Circleville as well as a 8.4% increase in same-center operating expenses during the 1997 period. As a percentage of center net revenues, center operating expenses decreased from 84.8% in the 1996 period to 83.0% in the 1997 period, reflecting improved performance in certain Centers and the impact of the added Centers.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $2,421,000 for the year ended December 31, 1996 to $3,884,000 for the year ended December 31, 1997, an increase of $1,463,000, or 60.1%. The increase primarily reflected (i) development costs associated with expansion of the Company's practice affiliation program and (ii) expenses of PEN during the 1997 period. As a percentage of total revenues, selling, general and administrative expenses decreased from 8.6% in the 1996 period to 6.0% in the 1997 period.

         COST OF SALES. Cost of sales increased from $1,416,000 for the year ended December 31, 1996 to $24,915,000 for the year ended December 31, 1997, an increase of $23,499,000, or 1,659.5%. This increase primarily reflected the acquisition of PEN in May 1997 and the increase in higher margin mobile surgical sales partially offset by the reduction in equipment sales which have lower margins. As a percentage of total revenues, cost of sales increased from 5.1 % in the 1996 period to 38.3% in the 1997 period, primarily as a result of the acquisition.

         PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts increased from $367,000 for the year ended December 31, 1996 to $752,000 for the year ended December 31, 1997, an increase of $385,000, or 104.9%. This increase reflected the additions of the practices in Tallahassee, Dallas, Birmingham, Marion, Danville, and San Antonio. As a percentage of total revenues, provision for doubtful accounts decreased from 1.3% in the 1996 period to 1.1% in the 1997 period.

         INTEREST INCOME (EXPENSE), NET. Interest expense increased from $569,000 for the year ended 1996 to $1,136,000 for the year ended December 31, 1997, an increase of $567,000, or 99.6%. This increase related to the increase in bank borrowings in late 1996 and the 1997 period used to finance acquisitions.

         PREFERRED DIVIDENDS. Preferred dividends decreased from $1,474,000 for the year ended December 31, 1996 to $20,000 for the year ended December 31, 1997, a decrease of $1,454,000, or 98.6%. This decrease resulted from the conversion of Series A Convertible Preferred Stock into Common Stock by preferred stockholders subsequent to June 30, 1996.

LIQUIDITY

         The Company requires capital primarily to fund the cash portion of consideration paid in affiliation transactions, to fund the purchase of clinical equipment and for working capital purposes. As of December 31, 1998, the Company had working capital of $11,441,000 compared to $7,092,000 at December 31, 1997. As of December 31, 1998, the Company had cash totaling $3,100,000, compared to $2,742,000 at December 31, 1997. Long-term debt and capital lease obligations increased to $24,488,000 in 1997, primarily reflecting borrowings associated with practice affiliations. As of December 31, 1998 the long-term debt and capital lease obligations were $32,760,000, primarily reflecting borrowings associated with acquisitions and practice affiliations and working capital requirements.

         For the year ended December 31, 1998, the operating activities of the Company generated $1,435,000. The Company used $7,840,000 in investing activities and generated $6,762,000 in financing activities. Cash flows from operations included significant adjustments for depreciation and amortization ($3,140,000) as well as provision for doubtful accounts ($1,594,000). Investing activities during the period included $1,235,000 in capital expenditures for equipment as well as acquisitions of the assets of ophthalmic practices in Florida, Louisiana and New Mexico. Financing activities included an increase in borrowings and distributions to minority interests.

         For the year ended December 31, 1997, the Company generated $2,563,000 in cash from operating activities and used $15,284,000 in investing activities. Financing activities generated cash of $14,043,000. Cash flows from operations included significant adjustments for depreciation and amortization ($1,795,000) and the provision for doubtful accounts ($752,000). The investing cash flows represented the acquisition program and capital expenditures of $1,129,000. Financing activities included borrowings used to finance the acquisition program.

         For the year ended December 31, 1996, the Company generated cash of $303,000 in operating activities and used $8,345,000 in investing activities. Financing activities generated $8,714,000. Cash flows from operations included significant adjustments for depreciation and amortization ($1,149,000) and the provision for doubtful accounts ($367,000). Cash flows from investing activities consisted principally of capital expenditures and acquisitions. Significant financing activities included the sale of $7,290,000 in Series A Convertible Preferred Stock and borrowings used to finance the acquisition program.

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

         The Company used $1,235,000 for capital expenditures in 1998, compared to $1,129,000 in 1997 and $635,000 in 1996. In addition, the Company incurred capital lease obligations of $1,105,000 in 1998, $597,000 in 1996 and $981,000
in 1996. These capital expenditures consisted primarily of purchases of ophthalmic equipment for use in the Company's Centers and satellite locations. Capital expenditures in 1999 are estimated at approximately $5,000,000, exclusive of the purchase of assets of practice locations in additional affiliations. This higher level of capital expenditures reflects the Company's new initiative to expand laser vision correction services.

         In February 1997, the Company entered into the $15,000,000 Credit Facility for the purpose of refinancing certain existing debt, providing working capital and financing acquisitions. The facility was amended in December 1997 to increase availability to $30,000,000 and again in December 1998 to increase availability to $50,000,000. The Credit Facility is a $50 million committed facility, comprised of a $42 million acquisition facility (the

"Acquisition Facility") and an $8 million working capital facility (the "Working Capital Facility"). The Credit Facility is fully revolving until January 2000 and matures in equal installments over the following four years. The Credit Facility bears interest at a variable rate equal to the 30-day commercial paper rate quoted in The Wall Street Journal plus 4.25%.

         As of December 31, 1998, the Company had approximately $3,100,000 of cash and cash equivalents and $21,000,000 of additional borrowing availability under the Credit Facility. Management believes the combination of these sources and funds generated from operations, will be sufficient to satisfy the Company's capital requirements for future affiliations as well as its capital expenditure, working capital and debt repayment requirements for the 1999 calendar year. In order to provide funds to continue its growth strategy, the Company will incur, from time to time, additional bank indebtedness and may issue, in public or private transactions, equity or debt securities, the availability and terms of which will depend on market and other conditions. There can be no assurance that any such additional financing will be available on terms acceptable to the Company.

IMPACT OF INFLATION AND CHANGING PRICES

         Approximately 42%, 4% and 32% of the Company's total revenues for the year ended December 31, 1998 were reimbursed directly by Medicare, Medicaid and private insurers, respectively. Revenues from these sources may be subject to reduction or other changes not related to the actual costs of eye care procedures performed.

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

YEAR 2000

         The year 2000 computer issue is caused by computer programs being written using two digits to identify the applicable year rather than four. Since most application software only contains the two digits, many systems will identify January 1, 2000 as January 1, 1900, which could result in malfunctions involving dates. There can be no guarantee that the systems of other companies on which the Company relies will be in compliance.

         To address the year 2000 issue, the Company has established a task force including representatives of top management, management information systems representatives, equipment purchasing and maintenance personnel and the accounting department. The task force has been assigned responsibility for developing and implementing the Company's year 2000 activities. The Company's audit and compliance committee monitors the task force's activities.

         The Company is continuing its efforts to address operational concerns raised by the so-called year 2000 issue. The principal areas of concern include ensuring that the systems used in practice management, managed care administration and accounting are year 2000 compliant, addressing issues related to "imbedded systems" in equipment, including medical equipment, and assessing and addressing the potential impact of year 2000 problems with other entities with which the Company has business relationships.

         The Company is in the process of upgrading all of its internal systems, including practice management, managed care administration and accounting. This is a complex project with many aspects, but addressing the year 2000 issue is a part of the project. The overall cost of this systems project will be in excess of $1 million, but a relatively small part is exclusively related to the Year 2000 issue. The Company expects its systems to be fully compliant in the third quarter of 1999.

         The Company is continuing to inventory equipment which has imbedded systems which may be affected by the year 2000 issue and contacting the appropriate vendors to ascertain risks and solutions. This project is substantially complete. The cost of this project is not expected to be material to the Company's financial statements at this time.

         The Company is also corresponding with other entities with which it has business relationships to assess their progress in addressing the year 2000 issue for the purpose of assessing the risks to the Company which may result from this problem.

         Based on the Company's progress to date and the status of its upgrade activities, the Company believes that its greatest risk related to the year 2000 problem lies in its outside relationships, especially third party payors on which the Company relies for much of its Center revenues. The Company is continuing to monitor the progress of these payors, especially the Health Care Financing Administration and Medicare fiscal intermediaries, in developing year 2000 compliance. A significant failure of these groups in maintaining payments would have a material adverse impact on the Company.

         Although the cost to bring systems and equipment into compliance has not been and is not expected to be material to the Company's consolidated financial statements, failure to comply and/or failure of other entities with which the Company transacts business to comply could have a material adverse effect on the Company's business and financial results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks. Among these risks is the market risk associated with interest rate movements on outstanding debt. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures. The Company's borrowings under the Credit Facility contain an element of market risk from changes in interest rates. The Company may manage this risk, in part, through the use of interest rate swaps. To date, the Company has not done so. The Company does not enter into interest rate swaps or hold other derivative financial instruments for speculative purposes. For purposes of specific risk analysis, the Company uses sensitivity analysis to determine the impact that market risk exposures may have on the Company. The financial instruments included in the sensitivity analysis consist of all of the Company's cash and equivalents, long-term and short-term debt and all derivative financial instruments. To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The market values for interest rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at December 31, 1998. The market values that result from these computations are compared with the market values of these financial instruments at December 31, 1998. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. A one percent increase or decrease in the levels of interest rates on variable rate debt with all other variables held constant would result in a reduction in pre-tax earnings of approximately $300,000 ($200,000 after tax) but would not have a material effect on the fair value of the Company's financial instruments or its financial position.

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(A) FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----
         Index to Consolidated Financial Statements:

         Independent Auditors' Report                                       33

         Consolidated Balance Sheets as of
                  December 31, 1998 and 1997                                34

         Consolidated Statements of Operations
                  for the Years Ended December 31, 1998, 1997 and 1996      36

         Consolidated Statements of Stockholders' Equity
                  for the Years Ended December 31, 1998, 1997 and 1996      37

         Consolidated Statements of Cash Flows
                  for the Years Ended December 31, 1998, 1997 and 1996      38

         Notes to Consolidated Financial Statements                         39

(B) SUPPLEMENTARY DATA - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                                   1998(1)

                                                         First            Second           Third           Fourth
                                                        Quarter           Quarter          Quarter         Quarter
                                                    -----------------------------------------------------------------
Total revenues                                        23,182,476         24,509,514      25,515,421       24,057,148
Earnings from operations                               1,576,489          1,801,505       1,792,264        1,566,434
Net earnings from continued operations                   573,389            635,681         576,793          488,731
Net earnings                                             523,077            544,079         571,622         (424,797)
Earnings (loss) available to common
shareholders                                             523,077            544,079         571,622         (424,797)
Earnings from continued operations per
common share
  Basic                                                     0.07               0.07            0.06             0.05
  Diluted                                                   0.06               0.07            0.06             0.05
Earnings (loss) per common share
  Basic                                                     0.06               0.06            0.06            (0.05)
  Diluted                                                   0.06               0.06            0.06            (0.05)

(1) Quarterly financial data for 1998 have been restated to give effect to an adjustment to contractual allowances and the provision for doubtful accounts.

                                                                                   1997

                                                        First             Second          Third           Fourth
                                                       Quarter            Quarter        Quarter          Quarter
                                                   ------------------------------------------------------------------
Total revenues                                         8,021,814         16,063,303      20,263,059       20,608,541
Earnings from operations                                 644,993          1,159,060         915,208        1,442,092
Net earnings from continued operations                   499,389            739,166       1,658,665          633,217
Net earnings                                             552,296            734,208       2,035,972          560,455
Earnings available to common shareholders                541,797            727,559       2,033,247          560,455
Earnings from continued operations per
common share
  Basic                                                     0.07               0.10            0.22             0.09
  Diluted                                                   0.07               0.10            0.21             0.08
Earnings per common share
  Basic                                                     0.08               0.10            0.27             0.07
  Diluted                                                   0.08               0.10            0.26             0.07



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

         The information called for by Item 10, Directors, Executive Officers of the Registrant, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions, is to be filed by amendment. Such amendment will be filed with the Securities and Exchange Commission in April 1999.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(1) Exhibits


Exhibit
Number            Description
------            -----------
3.1      Articles of Incorporation*
3.2      Amendment to Articles of Incorporation**
3.3      Bylaws*
4.1      Form of Common Stock Certificate*
11       Statement Re: Computation of Per Share Earnings
22       Subsidiaries of the Registrant
23       Consent of Independent Accountants
27       Financial Data Schedule (For SEC use only)

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


                                          OMEGA HEALTH SYSTEMS, INC.
                                       By /s/ Thomas P. Lewis
                                          -------------------------------------
                                           Thomas P. Lewis
                                           President and Chief Executive Officer

                                           Date   April 22, 1999
                                                -------------------------------

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                SIGNATURE                          TITLE                    DATE

/s/ Andrew W. Miller                 Chairman of the Board                 4/22/99
-----------------------------
Andrew W. Miller

/s/ Thomas P. Lewis                  President,                            4/22/99
-----------------------------        Chief Executive Officer and
Thomas P. Lewis                      Director

/s/ Ronald L. Edmonds                Executive Vice President,             4/22/99
-----------------------------        Chief Financial Officer and
Ronald L. Edmonds                    Director

/s/ Donald A. Hood, O.D.             Senior Vice President - Managed       4/22/99
-----------------------------        Care and Director
Donald A. Hood, O.D.

/s/ Mary Elizabeth Porter            Vice President and                    4/22/99
-----------------------------        Controller
Mary Elizabeth Porter

/s/ Donald Beisner, M.D.             Director                              4/22/99
-----------------------------
Donald Beisner, M.D.

/s/ David M. Dillman, M.D.           Director                              4/22/99
-----------------------------
David M. Dillman, M.D.

/s/ Herman L. Tacker, O.D.           Director                              4/22/99
-----------------------------
Herman L. Tacker, O.D.


                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report



The Board of Directors
Omega Health Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Omega Health Systems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omega Health Systems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                               KPMG LLP

Memphis, Tennessee
April 15, 1999

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997



                        Assets                             1998               1997
                        ------                             ----               ----
Current assets:
    Cash                                               $  3,100,145         2,742,444
    Accounts receivable, net of allowances for
       contractual adjustments and doubtful
       accounts of $3,456,000 and $3,142,000 at
       December 31, 1998 and 1997, respectively
       (note 3)                                          14,469,802        11,829,998
    Other current assets                                  2,774,845         1,304,445
                                                       ------------      ------------
                    Total current assets                 20,344,792        15,876,887
                                                       ------------      ------------
Equipment, furniture and fixtures (notes 4 and 5):
    Owned                                                17,530,490        14,614,605
    Held under capital lease                              4,046,613         2,872,412
                                                       ------------      ------------
                                                         21,577,103        17,487,017

    Less accumulated depreciation and
       amortization                                      (8,581,509)       (6,679,329)
                                                       ------------      ------------
                   Equipment, furniture and
                       fixtures, net                     12,995,594        10,807,688
                                                       ------------      ------------

Management agreements, net of
   accumulated amortization of $2,228,742
   and $1,094,390 at December 31, 1998 and
   1997, respectively (note 2)                           34,748,320        29,260,811

Deferred tax asset (note 7)                               1,923,000         1,356,000
Net assets of discontinued operations (note 10)                  --         1,180,397
Other assets (note 6)                                     1,760,668         1,285,262
                                                       ------------      ------------


                                                       $ 71,772,374        59,767,045
                                                       ============      ============


                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                  (continued)


                                                                       1998             1997
                                                                       ----              ----
             Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                           $    5,498,968          4,710,233
     Accrued expenses                                                2,115,580          2,646,288
     Current installments of obligations under
        capital leases and long-term debt
        (notes 4 and 5)                                              1,289,335          1,428,477
                                                                --------------       ------------
                    Total current liabilities                        8,903,883          8,784,998

Obligations under capital leases, excluding current
     installments (note 4)                                           1,746,094          1,365,448

Long-term debt, excluding current installments (note 5)             29,724,505         21,693,712
                                                                --------------       ------------
                    Total liabilities                               40,374,482         31,844,158
                                                                --------------       ------------

Minority interests in partnerships                                     573,278            523,065

Stockholders' equity (notes 2 and 8):
     Common stock; par value of $0.06;
        authorized 25,000,000 shares; issued
        9,005,588 and 8,566,546 shares at
        December 31, 1998 and 1997, respectively                       540,178            513,991
     Treasury stock                                                   (138,346)                --
     Additional paid-in capital                                     33,885,353         31,562,383
     Accumulated deficit                                            (3,462,571)        (4,676,552)
                                                                --------------       ------------
                    Total stockholders' equity                      30,824,614         27,399,822
                                                                --------------       ------------

Commitments and contingencies (notes 4 and 12)

                                                                $   71,772,374         59,767,045
                                                                ==============       ============





See accompanying notes to consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1998, 1997 and 1996

                                                                       1998               1997               1996
                                                                  ------------        -----------        -----------
Center net revenues                                               $ 50,813,330         37,645,150         25,576,743
Optometric practice services                                        39,768,987         25,200,784                 --
Other revenues                                                       6,682,235          2,110,783          2,467,458
                                                                  ------------        -----------        -----------
                    Total revenues                                  97,264,552         64,956,717         28,044,201

Center operating expenses                                           41,356,886         31,244,702         21,675,900
Selling, general and administrative expenses                         7,418,150          3,883,992          2,420,893
Cost of sales                                                       40,088,979         24,914,938          1,415,800
Provision for doubtful accounts                                      1,594,336            751,782            367,037
                                                                  ------------        -----------        -----------
                    Earnings from operations                         6,806,201          4,161,303          2,164,571

Non-operating revenue (expense):
     Interest income                                                   124,135             74,651             58,763
     Interest expense                                               (2,738,787)        (1,210,512)          (628,730)
                                                                  ------------        -----------        -----------

                    Earnings before minority
                    interests and income taxes                       4,191,549          3,025,442          1,594,604

Minority interests in income of partnerships                          (624,956)          (405,005)           (49,308)
                                                                  ------------        -----------        -----------
                    Earnings before income taxes                     3,566,593          2,620,437          1,545,296

Income tax (expense) benefit (note 7)                               (1,292,000)           910,000                 --
                                                                  ------------        -----------        -----------
                    Net earnings from continuing operations          2,274,593          3,530,437          1,545,296
Discontinued operations (note 10):
     Loss on disposal, net of tax                                     (768,000)                --                 --
     Operations, net of tax                                           (292,612)           352,495           (242,170)
                                                                  ------------        -----------        -----------
                                                                    (1,060,612)           352,495           (242,170)
                                                                  ------------        -----------        -----------
Net earnings                                                         1,213,981          3,882,932          1,303,126

Preferred dividends, principally those imputed
     as described in note 1                                                 --            (19,874)        (1,473,723)
                                                                  ------------        -----------        -----------
Earnings (loss) available to common
     shareholders                                                 $  1,213,981          3,863,058           (170,597)
                                                                  ============        ===========        ===========
Earnings from continuing operations per
     common share:
     Basic                                                        $        .26                .47                .01
                                                                  ============        ===========        ===========
     Diluted                                                      $        .26                .45                .01
                                                                  ============        ===========        ===========

Earnings (loss) from discontinued
     operations per common share,
     net of tax:
     Basic                                                        $       (.12)               .05               (.04)
                                                                  ============        ===========        ===========
     Diluted                                                      $       (.12)               .05               (.04)
                                                                  ============        ===========        ===========

Earnings (loss) per common share:
     Basic                                                        $        .14                .52               (.03)
                                                                  ============        ===========        ===========
     Diluted                                                      $        .14                .50               (.03)
                                                                  ============        ===========        ===========
Weighted average shares outstanding:
     Basic                                                           8,821,995          7,417,878          5,434,040
                                                                  ============        ===========        ===========
     Diluted                                                         8,915,453          7,769,656          5,598,926
                                                                  ============        ===========        ===========

See accompanying notes to consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1998, 1997 and 1996

                                                                             Additional                         Total
                                   Preferred       Common      Treasury        paid-in     Accumulated      stockholders'
                                     stock          stock       stock          capital       deficit           equity
                                  -----------      -------     --------      ----------     ----------      -----------
Balances at December 31, 1995     $        --      282,369           --      12,047,891     (8,369,013)       3,961,247
Issuance of 729 shares of
     preferred stock                6,494,292           --           --              --             --        6,494,292
Issuance of 1,370,097 shares
     of common stock with
     conversion of 670 shares
     of preferred stock            (6,009,243)      82,206           --       5,927,037             --               --
Issuance of 789,515 shares
     of common stock                       --       47,371           --       3,237,127             --        3,284,498
In-kind dividends on
     preferred stock                       --           --           --         187,252       (187,252)              --
Imputed dividends on
     preferred stock                       --           --           --       1,286,471     (1,286,471)              --
Net earnings                               --           --           --              --      1,303,126        1,303,126
                                  -----------      -------     --------      ----------     ----------      -----------
Balances at December 31, 1996         485,049      411,946           --      22,685,778     (8,539,610)      15,043,163
Issuance of 113,653 shares of
     common stock with
     conversion of 59 shares
     of preferred stock              (485,049)       6,819           --         478,230             --               --
Issuance of 1,587,106 shares
     of common stock                       --       95,226           --       8,378,501             --        8,473,727
In-kind dividends on
     preferred stock                       --           --           --          19,874        (19,874)              --
Net earnings                               --           --           --              --      3,882,932        3,882,932
                                  -----------      -------     --------      ----------     ----------      -----------
Balances at December 31, 1997              --      513,991           --      31,562,383     (4,676,552)      27,399,822

Purchase of treasury stock                 --           --     (138,346)             --             --         (138,346)
Issuance of 436,755 shares
     of common stock                       --       26,187           --       2,322,970             --        2,349,157
Net earnings                               --           --           --              --      1,213,981        1,213,981
                                  -----------      -------     --------      ----------     ----------      -----------
Balances at December 31, 1998     $        --      540,178     (138,346)     33,885,353     (3,462,571)      30,824,614
                                  ===========      =======     ========      ==========     ==========      ===========



See accompanying notes to consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996

                                                                           1998                 1997                 1996
                                                                       -----------          -----------          -----------
Cash flows from operating activities:
     Net earnings                                                      $ 1,213,981            3,882,932            1,303,126
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
           Depreciation and amortization                                 3,140,307            1,794,838            1,148,547
           Discontinued operations, net                                  1,180,397             (260,831)             218,948
           Income tax (benefit) expense                                   (567,000)            (910,000)                  --
           Provision for doubtful accounts                               1,594,336              751,782              367,037
           Minority interests in income of partnerships                    624,956              405,005               49,308
           Changes, net of acquisition effects, in
               operating assets and liabilities:
                  Accounts receivable, net                              (3,814,188)          (2,617,303)          (1,649,661)
                  Other receivables                                       (195,078)            (137,061)             133,125
                  Inventory and other current assets                    (1,950,690)            (613,576)            (655,236)
                  Accounts payable and accrued expenses                    208,186              266,801             (612,091)
                                                                       -----------          -----------          -----------
                  Net cash provided by
                         operating activities                            1,435,207            2,562,587              303,103
                                                                       -----------          -----------          -----------
Cash flows from investing activities:
     Capital expenditures                                               (1,235,108)          (1,129,204)            (635,277)
     Acquisition of net assets of physician practices (note 2)          (6,604,640)         (12,734,977)          (7,128,466)
     Acquisition of Primary Eyecare Network,
        net of cash acquired                                                    --           (1,420,148)                  --
     Investment in Clearvision Laser Centers, Inc.                              --                   --             (500,000)
     Other                                                                      --                   --              (81,180)
                                                                       -----------          -----------          -----------
                    Net cash used in investing activities               (7,839,748)         (15,284,329)          (8,344,923)
                                                                       -----------          -----------          -----------
Cash flows from financing activities:
     Financing costs incurred                                              (87,312)            (542,145)             (50,400)
     Principal payments on long-term debt                                 (855,074)          (5,626,083)          (8,186,792)
     Principal payments on obligations under capital leases               (545,569)            (659,653)            (497,889)
     Proceeds from issuance of debt                                      8,963,286           20,762,826           10,986,715
     Proceeds from issuance of common stock                                     --              501,087                6,499
     Proceeds from issuance of preferred stock                                  --                   --            6,494,292
     Purchase of treasury stock                                           (138,346)                  --                   --
     Distributions to minority interests                                  (574,743)            (392,934)             (38,412)
                                                                       -----------          -----------          -----------
                    Net cash provided by
                         financing activities                            6,762,242           14,043,098            8,714,013
                                                                       -----------          -----------          -----------
                    Net increase in cash                                   357,701            1,321,356              672,193
Cash at beginning of period                                              2,742,444            1,421,088              748,895
                                                                       -----------          -----------          -----------
Cash at end of period                                                  $ 3,100,145            2,742,444            1,421,088
                                                                       ===========          ===========          ===========

See accompanying notes to consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1998, 1997 and 1996

(1)    Summary of Significant Accounting Policies

       (a)   Nature of Operations

             Omega Health Systems, Inc. (the Company) is an eye care company that provides facilities services to ophthalmologists and optometrists to assist in the integration of primary, medical and surgical eye care. The Company emphasizes cooperative professional relationships between ophthalmologists and optometrists in the formation of integrated eye care networks and co-management of patient care. The Company's services allow eye care professionals to devote their time to the delivery of quality primary, medical and surgical eye care and enable them to expand and position their practices effectively in an increasingly competitive eye care environment. The Company manages 22 affiliated ophthalmology practices through which 50 affiliated ophthalmologists provide medical and surgical eye care at the Company's co-management eye care centers through 112 service locations and 8 ambulatory surgery centers. The Company also provides supply and equipment purchasing; mobile surgical equipment and support services, excimer laser support services, and certain administrative services to ophthalmologists, networks of associated optometrists, and other eye care providers.

             The Company has a managed eye care subsidiary, The Eye Health Network, Inc. (EHN). The Company has adopted a plan to discontinue operations of EHN. See note 10.

       (b)   Principles of Consolidation

             The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and majority-owned partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation.

                                                                     (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       (c)   Equipment, Furniture and Fixtures

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

       (d)   Center Net Revenues

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

                                                                     (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       (e)   Optometric Practice Services

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

       (f)   Other Revenues

             The Company operates a mobile surgical service which provides ophthalmic surgical equipment and supplies to surgical facilities, including hospitals and ambulatory surgery centers, on a per-case basis. The costs related to these sales are included in cost of sales. In addition, the Company operates a wholesale optical laboratory.

       (g)   Management Agreements

             Assets related to management agreements arise from business acquisitions made by the Company. The excess of cost of purchased assets over the fair value of net assets acquired (including other identifiable intangible assets) is allocated to management agreements and amortized straight-line over terms ranging from ten to twenty-five years, generally the term of the related management agreement. The recoverability of such assets is reevaluated when warranted by business events and circumstances. The Company believes that no impairment of such assets has occurred and that no revisions of estimated useful lives are currently necessary.

             At each reporting period, the Company reviews the carrying value of Management Agreements on a practice-by-practice basis to determine if facts and circumstances exist which would suggest that the value of the Service Agreements may be impaired or that the amortization period needs to be modified. Among the factors considered by the Company in making the evaluation are changes in the practices' market position, reputation, profitability and geographical penetration. Using these factors, if circumstances are present which may indicate impairment is probable, the Company will prepare a projection of the undiscounted cash flows before interest charges of the specific practice and determine if the Management Agreements are recoverable based on these undiscounted cash flows. If impairment is indicated, then an adjustment will be made to reduce the carrying value of intangible assets to fair value.

             Based on recent guidance from the Securities and Exchange Commission, the Company reduced the maximum amortization period for management agreements to 25 years. Previously, management agreements were amortized over their contractual term to a maximum of 40 years. This change had the effect of increasing amortization expense by approximately $120,000 in 1998.

       (h)   Income Taxes

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

       (i)   Earnings (Loss) Per Share

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

       (j)   Use of Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

       (k)   Reclassifications

             Certain prior year balances have been reclassified to conform to the 1998 presentation.

                                                                     (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 (2)   Mergers, Acquisitions and Divestitures

       In January 1996, the Company completed the acquisition of the stock of Warren R. Berrie, M.D., P.C. of Nashville, Tennessee. This acquisition included substantially all of the assets of the medical practice of Dr. Berrie. Simultaneously with the acquisition, the Company entered into a five-year management agreement with Dr. Berrie. The total consideration for the acquisition of the assets of the Berrie practice was $650,000, of which $50,000 was paid in cash, with the balance in the form of a five-year subordinated note. The note is due in monthly installments, bears interest at 7% and is convertible into common stock at a conversion price of $5.89 per share.

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

       In December 1997, the Company completed the acquisition of the stock of Central Ohio Eye Institute, Inc., an Ohio Corporation, in exchange for 463,206 shares of common stock and $5.0 million in cash. Simultaneously with the acquisition, the Company entered into a long-term management agreement to manage the practice. The cash portion of the transaction was financed under the Credit Agreement.

                                                                     (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       In December 1997, the Company completed the acquisitions of substantially all of the assets of Providers Optical, Inc., a wholesale optical laboratory focused on managed eye care, in exchange for 175,000 shares of common stock.

       In January 1998, the Company completed the acquisition of substantially all of the assets of Hunter, Schulz and Horton, O.D., P.A. of New Port Richey, Florida. Simultaneously with the acquisition, the Company entered into a long-term management agreement to manage the practice. In connection with the merger, the Company issued 130,718 shares of the Company's common stock and $1,000,000 in cash. The cash portion of the transaction was financed under the Credit Agreement.

       In July 1998, the Company completed the acquisitions of substantially all of the assets of the ophthalmology practice of Mitchell L. Levin, M.D. of Kissimmee, Florida and a 50% interest in the ambulatory surgery center associated with such practice. Simultaneously with the acquisitions, the Company entered into a long-term management agreement to manage the Levin practice. The assets were acquired in exchange for 151,257 shares of the Company's common stock and $1.8 million in cash. The cash portion of the transaction was financed under the Credit Agreement.

       In September 1998, the Company completed the acquisition of substantially all of the assets of the ophthalmology practice of Jeffrey Straus, M.D. of Metairie, Louisiana. Simultaneously with the acquisition, the Company entered into a long-term management agreement to manage the Straus practice. The assets were acquired in exchange for 106,473 shares of the Company's common stock and $937,000 in cash. The cash portion of the transaction was financed under the Credit Agreement.

       The following sets forth certain unaudited pro forma financial information for the years ended December 31, 1998 and 1997, as if the transactions described above, which were all accounted for as purchases, had been completed as of January 1, 1997:

                                                                         Unaudited
                                                             -------------------------------
                                                                 1998               1997
                                                             ------------         ----------
             Revenues                                        $100,383,803         69,590,024
             Net earnings from continuing operations            2,413,729          3,779,531
             Net earnings from continuing operations
                per common share:
                Basic                                        $        .27                .48
                Diluted                                      $        .27                .46
             Weighted average common shares:
                Basic                                           8,933,115          8,614,183
                Diluted                                         9,026,573          8,965,961


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

       The mix of receivables from patients and third-party payors follows:

                                                    1998                1997
                                                    ----                 ---

             Medicare                                 47%                 48%
             Other third-party payors                 34                  35
             Patients                                 11                   9
             Medicaid                                  8                   8
                                                    ----                 ---
                                                     100%                100%
                                                    ====                 ===

(4)    Leases

       The Company and its wholly-owned subsidiaries are obligated under capital leases for equipment, furniture and fixtures that expire within the next five years. Capital lease obligations for such assets of approximately $1,105,000, $642,000, and $981,000 were incurred in 1998, 1997 and 1996, respectively. The Company and its subsidiaries also are obligated under noncancellable operating leases for equipment and office space that expire within the next ten years.

                                                                     (Continued)

                  OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Future minimum lease payments under noncancellable operating leases and the present value of future minimum capital lease payments as of December 31, 1998 follow:

                                                                             Capital                Operating
                                                                             leases                   leases
                                                                          -----------               ----------
             Year ending December 31:
                1999                                                      $ 1,003,983                2,917,816
                2000                                                          968,553                2,596,343
                2001                                                          547,778                2,575,125
                2002                                                          329,402                1,858,162
                2003                                                          131,359                1,496,931
                Thereafter                                                         --                2,666,678
                                                                          -----------               ----------
                                                                            2,981,075               14,111,055
                                                                                                    ==========

                Less amount representing interest
                   at an average rate of 11%                                  454,743
                                                                          -----------
                                                                            2,526,332
                Less current installments                                     780,238
                                                                          -----------
                Obligations under capital leases, excluding
                   current installments                                   $ 1,746,094
                                                                          ===========

       Total rental expense for operating leases was approximately $3,939,000, $2,562,000 and $1,811,000 in 1998, 1997 and 1996, respectively.

(5)    Long-term Debt

       Long-term debt consists of the following:

                                                                                             1998                     1997
                                                                                         -----------               ----------

             Borrowings under revolving credit facility                                  $28,937,684               20,002,965

             Subordinated note payable in monthly installments of $27,504, including interest at 7%, through February 2001, convertible
             into common stock at $6.50 per share                                                 --                  930,160

             Subordinated note payable in monthly installments of $11,881, including interest at 7%, through January 2001, convertible
             into common stock at $5.89 per share                                            275,630                  394,355

                                                                     (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5), Continued

                                                                                             1998                     1997
                                                                                         -----------               ----------

             Subordinated note payable in monthly installments of $7,425,
             including interest at 7%, through September 2002                                293,140                  359,194

             Unsecured note payable in annual installments of $166,667,
             plus interest at 9.5%, through March 2000                                       333,333                  500,000

             Unsecured note payable in monthly installments of $4,747,
             including interest at 8.5%, through March 2002                                  161,278

             Various notes payable in monthly installments, including
             interest at 6% to 15%, through June 2004, secured by equipment                  232,537                  334,425
                                                                                         -----------               ----------

                           Total long-term debt                                           30,233,602               22,521,099

             Less current installments                                                       509,097                  827,387
                                                                                         -----------               ----------
                           Long-term debt, excluding current
                               installments                                              $29,724,505               21,693,712
                                                                                         ===========               ==========

                                                                     (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       In February 1997, the Company entered into a $15,000,000 revolving credit agreement with NationsCredit Commercial Corporation. In December 1997, the agreement was increased to $30,000,000 and in December 1998, the agreement was increased again to $50,000,000. Borrowings under the agreement bear interest at the 30-day commercial paper rate plus 4.25%, which was 9.18% at December 31, 1998. Interest only is due monthly until January 2000, at which time the borrowings will be due in installments over a four-year period. Substantially all the Company's assets are pledged under the agreement. Under the terms of the agreement, the Company is required to maintain compliance with certain financial covenants.

       Future maturities of long-term debt follow:

             1999                                                  $     509,097
             2000                                                      7,716,956
             2001                                                      7,417,071
             2002                                                      7,340,125
             2003                                                      7,249,043
             Thereafter                                                    1,309
                                                                   -------------
                                                                   $  30,233,602
                                                                   =============

       Interest paid totaled $2,796,000, $1,182,000 and $674,000 in 1998, 1997 and 1996, respectively.

(6)    Other Assets

       In December 1996, the Company acquired $500,000 face amount of convertible preferred stock of Clearvision Laser Centers, Inc. ("Clearvision"). The preferred stock is convertible into common stock of Clearvision based on an exchange ratio of one share of Clearvision common stock for each $14.85 in face value of convertible preferred stock. In exchange for the preferred stock, the Company paid $250,000 in cash and contributed certain marketing and educational materials with an agreed-upon value of $250,000. Were the preferred stock converted, the Company's investment is expected to represent less than 5% of Clearvision's outstanding common stock and would therefore be accounted for using the cost method.

                                                                     (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7)    Income Taxes

       Total income tax expense for the years ended December 31, 1998, 1997 and 1996 was allocated as follows:

                                                 1998           1997          1996
                                              ---------        -------       -------
       Income from continuing operations      $1,292,000       (910,000)        --
       Discontinued operations                  (585,000)            --         --
                                              ----------        -------      -------
                                              $  707,000       (910,000)        --
                                              ==========        =======      =======

       Income tax attributable to continuing operations for the years ended December 31, 1998 and 1997 consists of:

                                                  Current                  Deferred               Total
                                                ----------               -----------            ----------
       Year ended December 31, 1998:
                  U.S. Federal                  $1,172,000               $   (16,000)           $1,156,000
                  State                            138,000                    (2,000)              136,000
                                                ----------               -----------            ----------
                           Total                 1,310,000                   (18,000)            1,292,000
                                                ==========               ===========            ==========

       Year ended December 31, 1997:
                  U.S. Federal                     326,000                (1,208,000)             (882,000)
                  State                            120,000                  (148,000)              (28,000)
                                                ----------               -----------             ---------
                           Total                   446,000                (1,356,000)             (910,000)
                                                ==========               ===========             =========

       Income tax expense (benefit) attributable to income from continuing operations differs from the amount computed by applying a federal income tax rate of 34% to pretax income from continuing operations due to the following:

                                                                       1998                1997              1996
                                                                   -----------          ----------          -------
             Tax expense at statutory rate                         $ 1,213,000             891,000           525,000
             Increase (reduction) in taxes resulting from:
                State income taxes                                      90,000              79,000                --
                Non-deductible expenses                                 45,000              40,000            33,000
                Other                                                  (56,000)             80,000            82,000
                Change in the valuation allowance
                   for deferred assets                                      --          (2,000,000)         (476,000)
                                                                   -----------          ----------          --------
                                                                   $ 1,292,000            (910,000)               --
                                                                   ===========          ==========          ========








                                                                     (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       The tax effect of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                                       1998                1997
                                                                   -----------          ----------
             Deferred tax assets:
                Equipment, furniture and fixtures, principally
                   due to differences in depreciation               $   96,000             201,000
                Intangible assets, principally recognition
                   of amortization                                     277,000             283,000
                Receivables, principally due to allowance
                   for doubtful accounts                               107,000             123,000
                Accrued expenses                                       158,000              17,000
                Net operating loss carryforwards                     1,200,000           2,032,000
                Alternative minimum tax carryforward                     --                300,000
                Discontinued operations                                585,000               --
                                                                    ----------          ----------
                           Gross deferred tax assets                 2,423,000           2,656,000
             Valuation allowance                                      (500,000)         (1,600,000)
                                                                    ----------          ----------
                           Net deferred tax assets                  $1,923,000           1,356,000
                                                                    ==========          ==========



       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

       Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on expectations for future taxable income over the periods in which the deferred tax assets are deductible, management believes the Company has established a reasonable valuation allowance. As of December 31, 1998, the Company had available net operating loss carryforwards, subject to Internal Revenue Code Section 382 limitations, of approximately $3,500,000 expiring from the year 2000 to 2007.

       The Company paid income taxes totaling approximately $958,000 in 1998 and $130,000 in 1997.

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

       The Company maintained the 1985 Stock Option Plan (the "1985 Plan") which was made available to selected employees, including officers of the Company, directors, key advisors and selected physicians practicing at Company facilities. The 1985 Plan allowed options to be granted for up to 450,000 shares. The following table summarizes information about options under the 1985 Plan:

                                                  Number      Weighted average
                                                 of shares      exercise price
                                                 ---------      --------------
             Balance at December 31, 1995         389,376         $   3.60
                Granted                                --               --
                Exercised                           4,999             3.00
                Forfeited                          26,000             3.67
                Expired                             2,376             4.80
                                                  -------         --------

             Balance at December 31, 1996         356,001             3.60
                Granted                                --               --
                Exercised                          28,132             3.62
                Forfeited                          35,000             3.87
                Expired                            10,000             6.50
                                                  -------         --------

             Balance at December 31, 1997         282,869             3.44
                Granted                                --               --
                Exercised                          51,832             3.00
                Forfeited                              --               --
                Expired                            15,000             3.42
                                                  -------         --------
             Balance at December 31, 1998         216,037         $   3.55
                                                  =======         ========









                                                                     (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       At December 31, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options under the 1985 Plan was $3.00 - $4.50 and 1.15 years, respectively. At December 31, 1998 and 1997, the number of options exercisable was 181,537 and 163,358, respectively, and the weighted average exercise price of those options was, $3.47 and $3.28, respectively.

       In 1995 the Company adopted its 1995 Stock Option Plan (the "1995 Plan") which is made available to selected employees, including officers of the Company, directors, key advisors and selected physicians practicing at Company facilities. The 1995 Plan allows options to be granted for up to 450,000 shares. The following table summarizes information about options under the 1995 Plan:

                                                    Number      Weighted average
                                                   of shares      exercise price
                                                   ---------      --------------
             Balance at December 31, 1995              2,500         $   5.00
                Granted                              180,000             5.75
                Exercised                                 --               --
                Forfeited                                 --               --
                Expired                                   --               --
                                                     -------         --------
                Balance at December 31, 1996         182,500             5.73
                Granted                               81,500             7.60
                Exercised                                 --               --
                Forfeited                                 --               --
                Expired                                   --               --
                                                     -------         --------
             Balance at December 31, 1997            264,000             6.34
                Granted                               90,000             6.94
                Exercised                                 --               --
                Forfeited                             10,000             6.13
                Expired                                   --               --
                                                     -------         --------
             Balance at December 31, 1998            344,000         $   4.50
                                                     =======         ========


       At December 31, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options under the 1995 Plan was $4.50 and 4.07 years, respectively. At December 31, 1998, the number of options exercisable were 833, and the weighted average exercise price was $4.50. No options were exercisable at December 31, 1997. In December 1998, all options with exercise prices above $4.50 per share were repriced to $4.50 per share.

       The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $7.57, $8.32 and $4.63, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998, 1997 and 1996 - expected dividend yield of 0%, risk-free interest rate of 6%, an expected life of 6 years, and volatility of 46.08%, 46.85% and 56.84%, respectively.

                                                                     (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Since the Company applies APB 25 in accounting for its plans, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company recorded compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock-based Compensation, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                              1998               1997               1996
                                                          -----------         ----------         ----------
       As reported
            Net earnings from continuing operations       $ 2,274,598          3,530,437          1,545,296
            Basic earnings per share                      $       .26                .47                .01
            Diluted earnings per share                    $       .26                .45                .01

       Pro forma
            Net earnings from continuing operations       $ 1,716,395          3,155,969          1,418,215
            Basic earnings per share                      $       .19                .42               (.01)
            Diluted earnings per share                    $       .19                .40               (.01)

       Pro forma net earnings reflect only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation costs are reflected over the option's vesting period of three years and compensation cost for options granted prior to January 1, 1995 is not considered.

       The Company's 1991 Employee Stock Purchase Plan (the "Purchase Plan") provides for the implementation of stock purchases by employees of shares of common stock either on the open market or from such available authorized but unissued shares. The Company has reserved 75,000 shares for issuance under the Purchase Plan. Each eligible employee is granted on the grant date of each Purchase Plan year options to purchase 1,250 shares of the Company's common stock during that Purchase Plan year. The issue price of the common stock is equal to the lesser of (1) 85% of the market price on the exercise date of that Purchase Plan year or (2) 85% of the market price on the grant date of that Purchase Plan year. As of December 31, 1998, 53,578 shares have been purchased by the Purchase Plan, and 27,604 shares were issued in 1999 for contributions made through December 31, 1998.

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

                                                                     (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9)    Benefit Plan

       In 1996, the Company established a 401(k) Profit Sharing Plan (the "Plan") which allows qualifying employees electing participation to defer a portion of their income on a pretax basis through contributions to the Plan. The Plan also permits discretionary contributions to be made by the Company, as determined by the Company's Board of Directors. No contributions to the Plan were made by the Company during 1998, 1997 or 1996.

(10)   Discontinued Operations

       The Company has adopted a plan to transition the ownership and operation of its managed care subsidiary to a strategic partner. While the Company does not expect to retain any ownership interest in these operations, it does expect to have an ongoing relationship with a strategic partner in developing managed care opportunities which include the Company's eye care and surgery centers and their networks of referring optometrists. The Company expects to complete the transition in the second quarter of 1999.

       As a result of these plans, the operations of EHN have been classified as discontinued operations for each period presented in the accompanying financial statements, and an estimated loss on disposal of $1.2 million ($768,000 after tax) was recognized in the fourth quarter of 1998. Accounting recognition of the loss on disposal is consistent with the timing of the Board of Directors' adoption of a formal plan of disposal.

       The following summarizes the assets and liabilities of EHN included in the consolidated financial statements at December 31, 1998 and 1997:

                                                     (in thousands of dollars)
                                                         1998            1997
                                                     -------------------------
             Cash                                      $   983           2,886
             Receivables, net                            1,886             669
             Claims liability                           (2,166)         (2,472)
             Accrued loss on disposal                   (1,200)
             Other assets and liabilities, net             497              97
                                                    --------------------------
             Net assets                                $    --           1,180
                                                     =========================







                                                                     (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(11)   Segment Information

       The Company's operations have been classified into three business segments: center operations, optometric practices services and other. The center operations segment includes all activity related to managing the ophthalmology practices and ambulatory surgical centers. The optometric practices services segment includes the operations of Primary Eyecare Network, Inc. which provides support services to optometry practices. The other segment includes the operations of Omega Medical Services, Inc., which provides mobile surgical and other supplies and services to eye care providers and of Providers Optical, Inc., a wholesale optical laboratory. The corporate category includes general and administrative expenses associated with the operation of the Company's corporate office.

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no material intersegment sales and operating income by business segment excludes interest income, interest expense, and corporate expenses.

       Summarized financial information by business segment for 1998, 1997 and 1996 is as follows:

                                                           1998               1997                1996
                                                       ------------        -----------        ------------
             Revenues:
                 Center operations                     $ 52,161,812         38,289,761          25,421,814
                 Optometric practice services            39,768,987         25,200,784                  --
                 Other                                    5,333,753          1,466,172           2,622,387
                                                       ------------        -----------        ------------
                     Total segments                      97,264,552         64,956,717          28,044,201
                 Corporate                                       --                 --                  --
                                                       ------------        -----------        ------------
             Total revenues                            $ 97,264,552         64,956,717          28,044,201
                                                       ============        ===========        ============

             Earnings:
                 Center operations                     $  9,341,886          6,196,598           3,982,102
                 Optometric practice services               772,182            364,325                  --
                 Other                                      612,768            148,835              96,558
                                                       ------------        -----------        ------------
                     Total segments                      10,726,836          6,709,758           4,078,660
                 Corporate                               (3,920,635)        (2,548,455)         (1,914,095)
                 Net interest expense                     2,614,652          1,135,861             569,961
                 Minority interest                          624,956            405,005              49,308
                 Income tax expense (benefit)             1,292,000           (910,000)                 --
                                                       ------------        -----------        ------------
             Total earnings from continuing
                 operations                            $  2,274,593          3,530,437           1,545,296
                                                       ============        ===========        ============

             Depreciation and amortization:
                 Center operations                     $  2,496,101          1,514,099             909,013
                 Optometric practice services                91,868             57,178                  --
                 Other                                      104,065              5,349              10,726
                                                       ------------        -----------        ------------
                     Total segments                       2,692,034          1,576,626             919,739
                 Corporate                                  448,271            218,213             228,808
                                                       ------------        -----------        ------------
             Total depreciation and amortization       $  3,140,305          1,794,839           1,148,547
                                                       ============        ===========        ============
             Capital additions:
                 Center operations                     $    304,597            667,577             434,859
                 Optometric practice services                11,349                 --                  --
                 Other                                      338,630            300,000             121,191
                                                       ------------        -----------        ------------
                     Total segments                         654,575            967,577             556,050
                                                       ------------        -----------        ------------
                 Corporate                                  580,532            161,627              79,227
                                                       ------------        -----------        ------------
             Total capital additions                   $  1,235,108          1,129,204             635,277
                                                       ============        ===========        ============

             Identifiable assets:
                 Center operations                     $ 54,313,307         44,338,991          21,427,935
                 Optometric practice services             6,795,313          6,242,896                  --
                 Other                                    5,316,337          2,598,069           1,533,101
                                                       ------------        -----------        ------------
                     Total segments                      66,424,957         53,179,956          22,961,036
                 Corporate                                5,347,417          6,587,089           1,983,149
                                                       ------------        -----------        ------------
             Total assets                              $ 71,772,374         59,767,045          24,944,185
                                                       ============        ===========        ============

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 (12)  Contingencies

       The Company maintains professional liability coverage on a claims-made basis for its centers, employees, and independent contractors, including center directors, with minimum requirements of $3,000,000 per occurrence and $3,000,000 annually. The Company's management agreement requires its affiliated ophthalmologists to maintain professional liability coverage, generally with minimum requirements of $1,000,000 per occurrence and $3,000,000 annually. The Company also maintains general liability coverage. Providing support associated with health care services may give rise to claims from patients or others for damages, and the Company has in fact been named in certain professional liability claims. The Company believes that the ultimate resolution of these matters will not have a material effect on the Company's financial position or results of operations. To the extent that any claims-made coverage is not renewed or replaced with equivalent insurance, claims based on occurrences during the term of such coverage, but reported subsequently, would be uninsured. Management anticipates that the claims-made coverage currently in place will be renewed or replaced with equivalent insurance as the term of such coverage expires.

(13)   Financial Instruments

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

                                                                     (Continued)

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(14)   Subsequent Events

       On January 31, 1999, the Company completed the acquisition of the assets of the ophthalmology practice of George M. Kopf, M.D. of Zanesville, Ohio in exchange for $430,000 in cash financed under the Credit Agreement. Simultaneously with the acquisition, the Company entered into a management agreement to manage the practice.

(15)   Supplementary Information

       The following sets forth supplementary information regarding the allowance for contractual adjustments and doubtful accounts:

                         Balance at      Additions                        Change in
           Year ended    beginning       charged                         contractual       Balance at
          December 31,    of year       to expense     Charge-offs       adjustments      end of year
          ------------    -------       ----------     -----------       -----------      -----------
             1996       $1,674,000         367,037         135,302         (145,735)       1,760,000
             1997       $1,760,000         751,782         536,393        1,166,611        3,142,000
             1998       $3,142,000       1,594,336       1,485,481          205,145        3,456,000