Form 10-K/A
period 1998-12-31
OMEGA HEALTH SYSTEMS INC
filed 1999-05-04
CIK 864902

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH
          SECTION 16(A) OF THE ACT

Set forth below is biographical information concerning the directors of the
Company:

         DONALD H. BEISNER, M.D. (60) has served as a director of the Company since January 1998. Dr. Beisner was in private ophthalmic practice from 1975 through 1995. He serves as secretary of the Board of Directors of the Hawaiian Eye Foundation. Dr. Beisner received his medical degree from the University of Iowa College of Medicine and completed his ophthalmology residency at the University of Iowa Hospital and Clinics.

         DAVID M. DILLMAN, M.D. (47) has served as a director of the Company since August 1997, and at that date became the Company's National Medical Director. Dr. Dillman has been in private ophthalmic practice since 1981 and is currently the Medical Director of Dillman Eye Care, an Omega Affiliated Practice, in Danville, Illinois. He serves on the Scientific Advisory Board for the American Society of Cataract and Refractive Surgery and on the board of directors for the American College of Eye Surgeons. Dr. Dillman is a graduate of the University of Notre Dame, received his medical degree from Indiana University and completed his ophthalmology residency at the Mayo Clinic in Rochester, Minnesota.

         RONALD L. EDMONDS (43) has served as the Company's Executive Vice President since January 1997 and Chief Financial Officer since September 1992. From September 1992 until December 1996, he served as Senior Vice President. He was elected a director in February 1993 and Secretary in October 1994. From 1978 until 1992, he served in various positions with KPMG Peat Marwick in Memphis, Tennessee, Oklahoma City, Oklahoma and New York City, New York. Mr. Edmonds is a certified public accountant and holds B.S. and M.S. degrees in accounting from Oklahoma State University.

         DONALD A. HOOD, O.D. (54) was one of the founders of The Eye Health Network, Inc. in 1988 and presently serves as its President and Chief Executive Officer. He was elected to the Company's board of directors in April 1994. Dr. Hood has maintained a private optometry practice in the Denver, Colorado area since 1972. Dr. Hood graduated from the Pacific University College of Optometry in 1968.

         THOMAS P. LEWIS (44) has served as the Company's President since January 1990 and as its Chief Executive Officer since March 1, 1991. From June 1988 to December 1989, he served as Executive Vice President, and Chief Operating Officer. Mr. Lewis has been the Company's Secretary since June 1986. From June 1986, until the merger with Omega Health Services, Inc., in June 1988, he served as the Company's President and Chief Executive Officer. He has been a director since June 1986. From June 1985 to June 1986, Mr. Lewis served as the Company's Vice President.

         ANDREW W. MILLER (55) has served as the Company's Chairman of the Board of Directors since September 30, 1990 and has been a principal stockholder of the Company since 1986. Mr. Miller served as the Company's Chief Executive Officer from September 30, 1990 until March 1, 1991. Since June 1996, Mr. Miller has served as chairman and chief executive officer of Women's Health Partners, Inc., a physician practice management company specializing in obstetrics and gynecology. Since 1989 Mr. Miller has served as Chairman of American Healthmark, Inc., a hospital ownership and management corporation. Formerly Mr. Miller was affiliated with Surgical Care Affiliates, Inc. ("SCA"), an owner and operator of outpatient health care facilities, Hospital Corporation of America ("HCA") and HCA Management Company ("HMC"), a division of HCA. Mr. Miller is a certified public accountant and prior to his association with HCA was employed by a national accounting firm.

         HERMAN L. TACKER, O.D. (60) has served as a director of the Company since October 1985. Since 1972, Dr. Tacker has conducted a private optometric practice in Memphis, Tennessee, and has served as a Professor at the Southern College of Optometry. He graduated from the Southern College of Optometry and earned a M.S. Degree in Education from Indiana University.

                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The federal securities laws require the Company's directors and officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any securities of the Company. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31, 1998, all of the Company's officers and directors made all required filings, except that each director and officer filed one late annual report on Form 5.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table shows the aggregate cash compensation paid by the Company to (i) the chief executive officer, and (ii) the four most highly compensated executive officers (named executive officers) of the Company for the years ended December 31, 1998, 1997, and 1996.


                                                              Annual Compensation
                                                              -------------------
                                                                                                Long Term
                                                                             Other Annual     Compensation
Name and Position                      Year    Salary ($)     Bonus ($)    Compensation ($)    Options (#)
-----------------                      ----    ----------     ---------    ----------------    -----------
Thomas P. Lewis                        1998     200,000          -0-             -0-               -0-
President and Chief Executive          1997     175,000        22,500            -0-               -0-
Officer                                1996     104,000        14,426            -0-               -0-

Ronald L. Edmonds                      1998     130,000          -0-             -0-               -0-
Executive Vice President and           1997     115,000        20,000            -0-             25,000
Chief Financial Officer                1996      92,000         9,617            -0-             25,000

Donald A. Hood, O.D.                   1998     139,926        20,840            -0-               -0-
Senior Vice President -                1997     141,833          -0-             -0-             25,000
Managed Care                           1996      85,000        54,959            -0-               -0-

Allen D. Leck                          1998     175,577        66,823            -0-             15,000
Senior Vice President-                 1997      75,519        14,885            -0-               -0-
Optometric Practice Services

Randall N. Reichle, O.D.               1998     120,612        17,476            -0-               -0-
Vice President and                     1997      98,875        32,713            -0-               -0-
National Optometric Director           1996      84,000        52,115            -0-              5,000


                                              Option Grants in 1998 (1)
                                              ---------------------
                                                                                       Potential Realizable
                                                                                    Value at Assumed Rates of
                                  % of Total Options    Exercise                      Stock Appreciation for
                        Options       Granted to          Price                            Option Term
Name                    Granted    Employees in 1996     ($/Sh)     Expiration Date     5%($)       10%($)
----                    -------    -----------------     ------     ---------------     -----       ------
Allen D. Leck           15,000            17%             $4.50        May, 2004       22,956       52,080


                        Aggregated Option Exercises in 1998 (1) and Year end Option Values (1)


                                                                                                  Value of Unexercised
                                                             Number of Unexercised Options        In-The-Money Options
                          Shares Acquired      Value                 at Year End                     at Year End ($)
Name                        on Exercise   Realized ($) (1)     Exercisable/Unexercisable       Exercisable/Unexercisable (2)
----                        -----------   ----------------     -------------------------       -----------------------------
Thomas P. Lewis                13,992          $95,327              15,000/100,000                     $20,625/$0
Ronald L. Edmonds              12,872          $87,697                 0/50,000                           $0/$0
Donald A. Hood, O.D.            -0-              -0-                 33,333/41,667                   $18,167/$9,083
Robert C. Kelly                 -0-              -0-                   0/15,000                           $0/$0
Allen D. Leck                   -0-              -0-                   0/15,000                           $0/$0
Cassandra T. Speier             -0-              -0-                 10,000/30,000                        $0/$0
Randall N. Reichle, O.D.        -0-              -0-                 11,000/5,000                      $15,125/$0

(1) Option values are based on market price per share at date of exercise.

(2) Option values are based on a December 31, 1997 market price per share of $4.38.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 1, 1999, the Company's records indicated that the following number of shares were beneficially owned by (i) each person known by the Company to beneficially own more than 5% of the Company's shares; (ii) directors and persons nominated to become directors of the Company and named executive officers; and (iii) directors and officers of the Company as a group.


                   Name of Beneficial Owner                                        Percent of Class (1)
                   ------------------------              Amount and Nature of      --------------------
                                                        Beneficial Ownership (1)
                                                        ------------------------
(i)       None

(ii)      Andrew W. Miller (2)                                  438,492                    4.42%
          Herman L. Tacker, O.D. (3)                            136,886                    1.38%
          David M. Dillman, M.D.                                 66,667                    0.67%
          Donald H. Beisner, M.D.                                   -0-                     -0-
          Thomas P. Lewis (4)                                   162,514                    1.64%
          Ronald L. Edmonds                                      16,864                    0.17%
          Donald A. Hood, O.D. (5)                              115,457                    1.16%
          Allen D. Leck                                           1,633                    0.02%
          Randall N. Reichle, O.D. (6)                           22,653                    0.23%

(iii)     Directors and Executive Officers as a group           971,166                    9.79%
          (11 persons) (7)

(1) Unless otherwise indicated, beneficial ownership consists of sole voting and investing power based on 9,915,083 shares issued and outstanding, including options and warrants to purchase 881,891 shares which are exercisable or become exercisable within 60 days.

(2) Included in Mr. Miller's shares are options to purchase 10,000 shares.

(3) Of the total of 136,886 shares shown, 16,875 are held jointly by Dr. Tacker and his wife, Wilma R. Tacker. Included in Dr. Tacker's shares are options to purchase 15,000 shares.

(4) Included in Mr. Lewis' shares are options to purchase 15,000 shares.

(5) Included in Dr. Hood's shares are options to purchase 33,333 shares.

(6) Included in Mr. Reichle's shares are options to purchase 11,000 shares.

(7) Included in the ownership of directors and executive officers as a group are options to purchase 94,333 shares, which are exercisable or become exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has, and expects to have, transactions in the ordinary course of its business with directors and officers of the Company and their affiliates, including members of their families or corporations, partnerships or other organizations in which such officers or directors have a controlling interest, on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. The Company has an agreement to perform management services for Cathleen M. Schanzer, M.D., the Medical Director for the Company's Memphis Center. Dr. Schanzer is the wife of the Company's president, Thomas P. Lewis. The management agreement includes payments to Dr. Schanzer equal to 35% of the cash receipts of the practice, but with minimum payments to her totaling $200,400 per year. Dr. Schanzer received approximately $480,000 in 1998 pursuant to the management agreement.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   OMEGA HEALTH SYSTEMS, INC.
                                     By /s/ Ronald L. Edmonds
                                        ------------------------------
                                    Ronald L. Edmonds
                                      Executive Vice President and
                                      Chief Financial Officer
                                      Date  April 30, 1999
                                           ---------------------------

              CROSS REFERENCE SHEET FOR OMEGA HEALTH SYSTEMS, INC.


     Index to Form 10-K                                                       Page
                                                                              ----
     Part I:

              Item 1.  Business                                                3
              Item 2.  Properties                                              17
              Item 3.  Legal Proceedings                                       17
              Item 4.  Submission of Matters to Vote of Security Holders       17


     Part II:

              Item 5.  Market for Registrant's Common Equity and
                        Related Stockholder Matters                            17
              Item 6.  Selected Financial Data                                 20
              Item 7.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                    21
              Item 7A. Quantitative and Qualitative Disclosures about
                        Market Risk                                            27
              Item 8.  Financial Statements and Supplementary Data             28
              Item 9.  Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosures                   29

     Part III:

              Item 10.  Directors and Officers of the Registrant               30
              Item 11.  Executive Compensation                                 31
              Item 12.  Security Ownership of Certain Beneficial Owners        32
              Item 13.  Certain Relationships and Related Transactions         33
