Form 10-Q
period 1999-03-31
OMEGA HEALTH SYSTEMS INC
filed 1999-05-17
CIK 864902

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

  (Mark one)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended MARCH 31, 1999
                                ---------------

     or

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT

          For the transition period from                 to
                                         ---------------    -------------------

                    Commission File Number: 0-19283
                                           -----------

                           OMEGA HEALTH SYSTEMS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                              13-3220466
--------------------------------                            --------------------
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

                               [ ] Yes    [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                            Outstanding at April 30, 1999
--------------------------------------------------------------------------------
      Common Stock, $0.06 par value                          9,033,192

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                         PART 1 - FINANCIAL INFORMATION

                 Index to Financial Information:                       Page
                                                                      --------

                 Item 1:

                         Condensed Consolidated Balance Sheets
                         as of  March 31, 1999 and December 31,
                         1998                                             3

                         Condensed Consolidated Statements of
                         Operations for the Three Months Ended
                         March 31, 1999 and 1998                          4

                         Condensed Consolidated Statements of
                         Cash Flows for the Three Months Ended
                         March 31, 1999 and 1998                          5

                         Notes to Condensed Consolidated
                         Financial Statements                             6

                 Item 2:

                         Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                       9

                 Item 3:

                         Quantitative and Qualitative Disclosures
                         about Market Risks                               11

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                                                                         1999               1998
                                 ASSETS
     Current Assets:
        Cash                                                         $  3,338,132          3,100,145
        Accounts receivable, net of allowances
          for contractual adjustments and
          doubtful accounts                                            17,165,073         14,469,802
        Prepaid expenses and other assets                               3,287,507          2,774,845
                                                                     ------------        -----------
                   TOTAL CURRENT ASSETS                                23,790,712         20,344,792

     Equipment, furniture and fixtures                                 21,422,684         21,577,103
     Less:  Accumulated depreciation                                   (8,973,401)        (8,581,509)
                                                                     ------------        -----------
                   NET EQUIPMENT, FURNITURE AND FIXTURES               12,449,283         12,995,594
     Management service agreements and other
           intangible assets, net of accumulated amortization of
           $2,603,326 and $2,228,742 in 1999 and 1998,
           respectively                                                35,318,620         34,748,320
     Deferred tax asset                                                 1,923,000          1,923,000
     Other assets                                                       2,256,042          1,760,668
                                                                     ------------        -----------
                   TOTAL ASSETS                                      $ 75,737,657         71,772,374
                                                                     ============        ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
        Accounts payable and accrued expenses                           8,941,198          7,614,548
        Current installments of obligations under capital
           leases and long-term debt                                    2,838,086          1,289,335
                                                                     ------------        -----------
                   TOTAL CURRENT LIABILITIES                           11,779,284          8,903,883
     Obligations under capital leases, excluding
          current installments                                          1,623,592          1,746,094
     Long-term debt, excluding current
          installments                                                 30,403,122         29,724,505
                                                                     ------------        -----------
                   TOTAL LIABILITIES                                   43,805,998         40,374,482
     Minority Interest                                                    513,493            573,278
     Stockholders' equity:
        Common stock                                                      540,178            540,178
        Treasury stock                                                   (138,346)          (138,346)
        Additional paid-in capital                                     33,885,354         33,885,353
        Accumulated deficit                                            (2,869,020)        (3,462,571)
                                                                     ------------        -----------
                   TOTAL STOCKHOLDERS' EQUITY                          31,418,166         30,824,614
                                                                     ------------        -----------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 75,737,657         71,772,374
                                                                     ============        ===========

See accompanying notes to condensed consolidated financial statements.

                  OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

                                                                     1999                1998
     Center net revenues                                         $ 13,597,127          12,053,976
     Optometric practice services                                   9,933,345           9,924,083
     Other revenues                                                 2,395,161           1,204,416
                                                                 ------------        ------------
                  TOTAL REVENUES                                   25,925,633          23.182,475

     Center operating expenses                                     11,299,357           9,831,807
     Cost of sales                                                 10,279,669           9,708,822
     Provision for doubtful accounts                                  612,013             286,791
     Selling, general, administrative and
        development expenses                                        2,095,294           1,778,568
                                                                 ------------        ------------
                  EARNINGS FROM OPERATIONS                          1,639,300           1,576,487

     Non-operating revenue (expenses):
        Interest income                                                21,419              20,627
        Interest expense                                             (739,261)           (576,305)
                                                                 ------------        ------------
                  EARNINGS FROM CONTINUING OPERATIONS
                    BEFORE MINORITY INTEREST AND INCOME
                    TAXES                                             921,458           1,020,809

      Minority interest in net income of partnerships                (132,907)           (104,421)
                                                                 ------------        ------------
                  EARNINGS FROM CONTINUING OPERATIONS
                    BEFORE INCOME TAXES                               788,551             916,388

     Income tax expense                                              (195,000)           (343,000)
                                                                 ------------        ------------
                  NET EARNINGS FROM CONTINUING OPERATIONS             593,551             573,388
                                                                 ------------        ------------

     Discontinued operations, net of tax                                   --             (50,312)
                                                                 ------------        ------------
                  NET EARNINGS                                   $    593,551             523,076
                                                                 ============        ============

     Earnings from continuing operations per common share:

                  Basic                                          $       0.07                0.07
                                                                 ============        ============
                  Diluted                                        $       0.07                0.06
                                                                 ============        ============
     Earning (loss) from discontinued operations:

                  Basic                                          $       0.00               (0.01)
                                                                 ============        ============
                  Diluted                                        $       0.00               (0.01)
                                                                 ============        ============
     Earnings per common share:

                  Basic                                          $       0.07                0.06
                                                                 ============        ============
                  Diluted                                        $       0.07                0.06
                                                                 ============        ============
     Weighted average number of common shares:

                  Basic                                             8,962,988           8,714,777
                                                                 ============        ============
                  Diluted                                           8,981,098           8,906,424
                                                                 ============        ============

See accompanying notes to condensed consolidated financial statements.

                  OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

                                                                            1999               1998
     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net earnings                                                    $   593,551            523,076
        Adjustments to reconcile net earnings to net cash
          used in operating activities:
         Depreciation and amortization                                      837,595            713,994
         Deferred taxes                                                           0            250,000
         Provision for doubtful accounts                                    612,013            286,791
         Minority interest in partnerships                                  132,907            104,421
         Increase in:
           Receivables                                                   (3,260,968)        (3,137,425)
           Other receivables                                                (46,316)          (182,656)
           Prepaids and other assets                                       (527,899)          (522,481)
         Increase in:
           Accounts payable and accrued expenses                          1,541,986          1,321,686
                                                                        -----------        -----------
     NET CASH USED IN CONTINUING
        OPERATING ACTIVITIES                                               (117,131)          (642,594)

     DISCONTINUED OPERATIONS, NET                                          (695,476)           176,882
                                                                        -----------        -----------
     NET CASH USED IN OPERATING ACTIVITIES                                 (812,607)          (465,712)

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                (433,370)          (208,984)
       Acquisition of assets of physician practices                        (428,210)        (1,028,403)
                                                                        -----------        -----------
     NET CASH USED IN INVESTING ACTIVITIES                                 (861,580)        (1,237,387)

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Net change in long-term debt and capital lease obligations         2,104,866          1,224,149
       Distributions to minority interest                                  (192,692)          (106,242)
                                                                        -----------        -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                            1,912,174          1,117,907
                                                                        -----------        -----------
     NET INCREASE (DECREASE) IN CASH                                        237,987           (585,192)

     CASH AT BEGINNING OF PERIOD                                          3,100,145          2,742,444
                                                                        -----------        -----------
     CASH AT END OF PERIOD                                              $ 3,338,132          2,157,252
                                                                        ===========        ===========


See accompanying notes to condensed consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1998, as set forth in the annual consolidated financial statements of Omega Health Systems, Inc. Certain prior year interim balances have been reclassified to conform to the 1999 presentation. In addition, 1998 information has been restated to give effect to an adjustment to center net revenues and the provision for doubtful accounts. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

The Company has adopted a plan to discontinue operations of its managed eye care subsidiary, The Eye Health Network, Inc. (EHN). The Company expects to complete the sale of EHN in the second quarter of 1999. As a result of these plans, the operations of EHN have been classified as discontinued operations for each period presented in the accompanying condensed consolidated financial statements.

2. EARNINGS PER SHARE

Basic and diluted earnings per common share for 1999 and 1998 were computed by dividing the earnings or losses by the weighted average number of common shares outstanding during the quarter (8,962,988 and 8,714,777, respectively). Diluted earnings per common share for 1999 and 1998 were computed by dividing the earnings by the weighted average number of common shares and common equivalent shares outstanding during the quarter (8,981,098 and 8,906,424, respectively).

3. ACQUISITIONS

On January 31, 1999, the Company completed the acquisition of the assets of the ophthalmology practice of George M. Kopf, M.D. of Zanesville, Ohio in exchange for $430,000 in cash financed under the Company's revolving credit facility with NationsCredit.

4. REVOLVING CREDIT AGREEMENT

In February 1997, the Company entered into a $15,000,000 Credit Facility with NationsCredit Commercial Corporation, an affiliate of NationsBank, for the purpose of refinancing certain existing debt, providing working capital and financing acquisitions. The Credit Facility was initially a $15 million committed facility, comprised of a $13 million acquisition facility (the "Acquisition Facility") and a $2 million working capital facility (the "Working Capital Facility"). Interest only is due monthly until January 2000, at which time the borrowings will be due in installments over a four-year period. The Credit Facility bears interest at a variable rate equal to the 30-day commercial paper rate quoted in The Wall Street Journal plus 4.25%. In December 1997, the Credit Facility was amended and restated, increasing the availability to $30,000,000 and in December 1998 increasing it again to $50,000,000.

5. SEGMENT INFORMATION

The Company's operations have been classified into two business segments: center operations and optometric practices services. The center operations segment includes all activity related to managing the ophthalmology practices and ambulatory surgical centers. The optometric practices services segment includes the operations of Primary Eyecare Network, Inc. which provides support services to optometry practices. The other category includes amounts which do not meet the quantitative thresholds of SFAS No. 131. These amounts are attributable to the operations of Omega Medical Services, Inc., which provides mobile surgical and other supplies and services to eye care providers and of Providers Optical, Inc., a wholesale optical laboratory. The corporate category includes general and administrative expenses associated with the operation of the Company's corporate office.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no material intersegment sales and operating income by business segment excludes interest income, interest expense, and corporate expenses.

Summarized financial information by business segment for three months ended March 31, 1999 and 1998 is as follows:

                                                           1999               1998
               Revenues:
                    Center operations                  $ 14,063,865         12,410,461
                    Optometric practice services          9,933,345          9,924,083
                    Other                                 1,928,423            847,931
                                                       ------------         ----------
                    Total segments                       25,925,633         23,182,475
                    Corporate                                                       --
                                                       ------------         ----------
               Total revenues                          $ 25,925,633         23,182,475
                                                       ============         ==========
               Earnings:
                    Center operations                  $  2,275,131          2,409,829
                    Optometric practice services            179,941            245,063
                    Other                                   115,764             92,911
                                                       ------------         ----------
                    Total segments                        2,570,836          2,747,803
                    Corporate                              (910,117         (1,150,689)
                    Net interest expense                    739,261            576,305
                    Minority interest                       132,907            104,421
                    Income tax expense                      195,000            343,000
                                                       ------------         ----------
               Total earnings from continuing
                    operations                         $    593,551            573,388
                                                       ============         ==========
               Depreciation and amortization:
                    Center operations                  $    666,010            568,358
                    Optometric practice services             20,544             19,960
                    Other                                    45,989             63,345
                                                       ------------         ----------
                    Total segments                          732,543            651,663
                    Corporate                               105,052             62,331
                                                       ------------         ----------
               Total depreciation and
                    amortization                       $    837,595            713,994
                                                       ============         ==========
               Capital additions:
                    Center operations                  $    271,961            136,964
                    Optometric practice services              1,009                836
                    Other                                    79,489             13,644
                                                       ------------         ----------
                    Total segments                          352,459            151,444
                    Corporate                                75,751             57,540
                                                       ------------         ----------
               Total capital additions                 $    428,210            208,984
                                                       ============         ==========
               Identifiable assets:
                    Center operations                  $ 57,295,319         48,304,228
                    Optometric practice services          7,681,317          7,063,643
                    Other                                 5,830,661          2,893,451
                                                       ------------         ----------
                    Total segments                       70,807,297         58,261,322
                    Corporate                          $  4,930,360          4,596,845
                                                       ------------         ----------
               Total assets                              75,737,657         62,858,167
                                                       ============         ==========

6. CONTINGENCIES

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                         Three Months
                                                        Ended March 31
                                                      1999          1998
                                                     ------        ------
Revenues
     Center net revenues                               52.5%         52.0
     Optometric practice services                      38.3          42.8
     Other revenues                                     9.2           5.2
                                                     ------        ------
Total revenues                                        100.0         100.0

Center operating expenses                              43.6          42.4
Selling, general and administrative expenses            8.1           7.7
Cost of sales                                          39.6          41.9
Provision for doubtful accounts                         2.4           1.2
                                                     ------        ------
Earnings from operations                                6.3%          6.8%



THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         Total Revenues. Total revenues increased from $23,182,000 for the three months ended March 31, 1998 to $25,926,000 for the three months ended March 31, 1999, an increase of $2,744,000 or 11.8%.

                Center net revenues increased from $12,054,000 for the 1998 period to $13,597,000 for the 1999 period, an increase of $1,543,000, or 12.8%. The increase resulted primarily from the additions of Centers in Orlando, Florida; New Orleans, Louisiana; and Zanesville, Ohio during the 1999 period as well as the addition of an ASC in the Orlando Center and an increase in same center revenues.

                Optometric practice service revenues increased from $9,924,000 for the three months ended March 31, 1998 to $9,933,000 for the 1999 period, an increase of $9,000 or 0.1%. Optometric practice services provides products and services to independent optometrists, including purchasing, education, training, management, and publications.

                 Other revenues increased from $1,204,000 for the 1998 period to $2,395,000 for the 1999 period, an increase of $1,191,000 or 98.9%. The increase resulted primarily from higher margin mobile surgical revenues and optical lab sales.

         Center Operating Expenses. Center operating expenses increased from $9,832,000 for the three months ended March 31, 1998 to $11,299,000 for the three months ended March 31, 1999, an increase of $1,467,000 or 14.9%. The increase reflected the additions of the practices in Orlando, New Orleans, and Zanesville as well as same-center operating expense during the 1999 period. The Company is engaged in a project to upgrade its information technology infrastructure at each center location. This project had the effect of increasing center operating expense in the short-term. Depreciation and amortization included in center operating expenses increased approximately $108,000, partially as a result of the adoption of shorter amortization periods for management service agreements, effective April 1, 1998. As a percentage of center net revenues, center operating expenses increased from 81.6% in the 1998 period to 83.1% in the 1999 period.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $1,779,000 for the three months ended March 31, 1998 to $2,095,000 for the three months ended March 31, 1999, an increase of $316,000, or 17.8%. As a percentage of total revenues, selling, general, and administrative expenses increased from 7.7% in the 1998 period to 8.1% in the 1999 period.

         Cost of Sales. Cost of sales increased from $9,709,000 for the three months ended March 31, 1998 to $10,280,000 for the three months ended March 31, 1999, an increase of $571,000, or 5,9%. As a percentage of total revenues, cost of sales decreased from 41.9% in the 1998 period to 39.6% in the 1999 period.

         Provision for Doubtful Accounts. Provision for doubtful accounts increased from $286,000 for the three months ended March 31, 1998 to $612,000 for the three months ended March 31, 1999, an increase of $326,000, or 114.0%. As a percentage of total revenues, provision for doubtful accounts increased from 1.2% in the 1998 period to 2.4% in the 1999 period.

         Interest Income (Expense), Net. Interest expense increased from $556,000 for the three months ended March 31, 1998 to $718,000 for the three months ended March 31, 1999, an increase of $162,000, or 29.14%. This increase related to the increase in borrowings in late 1998 and the 1999 period used to finance acquisitions.

         Earnings from Continuing Operations before Income Taxes. Earnings from continuing operations before income taxes decreased from $916,000 for the three months ended March 31, 1998 to $789,000 for the three months ended March 31, 1999, a decrease of $128,000 or 13.9%.

         Income Tax Expense. Income tax expense declined from $343,000 for the three months ended March 31, 1998 to $195,000 for the three months ended March 31, 1999, a decrease of $148,000 or 43.1%. This decrease results partially from a lower estimated annual effective tax rate for 1999, due to the utilization of net operating loss carryforwards.

         Net Earnings from Continuing Operations. Net earnings from continuing operations increased marginally from $573,000 for the three months ended March 31, 1998 to $594,000 for the three months ended March 31, 1999, an increase of $20,000 or 3.6%.

ACQUISITIONS

On January 31, 1999, the Company completed the acquisition of the assets of the ophthalmology practice of George M. Kopf, M.D. of Zanesville, Ohio in exchange for $430,000 in cash financed under the Company's revolving credit facility with NationsCredit.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1999, the Company used $117,000 of cash in continuing operating activities and $695,000 in discontinued operating activities. The Company used $862,000 in investing activities and generated $1,912,000 in financing activities.

Cash flows from operations included significant adjustments for depreciation and amortization ($838,000) as well as provision for doubtful accounts ($612,000). Investing activities during the period included $433,000 in capital expenditures for equipment as well as acquisitions of the assets of an ophthalmic practice in Ohio. Financing activities included an increase in debt and distributions to minority interest.

As of March 31, 1999, the Company has approximately $20 million available on its $50 million revolving credit facility.

YEAR 2000

         The year 2000 computer issue is caused by computer programs being written using two digits to identify the applicable year rather than four. Since most application software only contains the two digits, may systems will identify January 1, 2000 as January 1, 1900, which could result in malfunctions involving dates. There can be no guarantee that the systems of other companies on which the Company relies will be in compliance.

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

         The Company is continuing its efforts to address operational concerns raised by the year 2000 issue. The principal areas of concern include ensuring that the systems used in practice management, managed care administration and accounting are year 2000 compliant, addressing issues related to "imbedded systems" in equipment, including medical equipment, and assessing and addressing the potential impact of year 2000 problems with other entities with which the Company has business relationships.

         The Company is in the process of upgrading all of its internal systems, including practice management, managed care administration and accounting. This is a complex project with may aspects, but addressing the year 2000 issue is a part of the project. The overall cost of this systems project will be in excess of $1 million, but a relatively small part is exclusively related to the Year 2000 issue. The Company expects its systems to be fully compliant in the third quarter of 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         There were no material changes during the quarter in the information about market risks included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Item 3.  Defaults Upon Senior Securities.
         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         None.

Item 5.  Other Information.
         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:
                  (11) Statement re: computation of per share earnings.
                  (27) Financial Data Schedule (for SEC Use Only)
         (b)  Reports on Form 8-K:
                  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           OMEGA HEALTH SYSTEMS, INC.
                           --------------------------
                           Registrant

May 14, 1999                        By /s/ Ronald L. Edmonds
                                      ------------------------------------------
                                      Ronald L. Edmonds
                                      Executive Vice President and
                                      Chief Financial Officer