Form 10-Q
period 1999-06-30
OMEGA HEALTH SYSTEMS INC
filed 1999-08-16
CIK 864902

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark one)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarter ended      JUNE 30, 1999
                                  ----------------------------------------------
or

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT
       For the transition period from                 to
                                           -------------------------------------

          Commission File Number:          0-19283
                                           -------------------------------------

                           OMEGA HEALTH SYSTEMS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                        13-3220466
------------------------------------              ------------------------------
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

                              [ ]  Yes  [ ]  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                         Outstanding at July 31, 1999
--------------------------------------------------------------------------------
     Common Stock, $0.06 par value                      9,037,809

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                         PART 1 - FINANCIAL INFORMATION



                 Index to Financial Information:                            Page
                                                                            ----
                 Item 1:

                        Condensed Consolidated Balance Sheets
                        as of  June 30, 1999 and December 31, 1998            3

                        Condensed Consolidated Statements of
                        Operations for the Three Months Ended
                        June 30, 1999 and 1998                                4

                        Condensed Consolidated Statements of
                        Operations for the Six Months Ended
                        June 30, 1999 and 1998                                5

                        Condensed Consolidated Statements of
                        Cash Flows for the Six Months Ended
                        June 30, 1999 and 1998                                6

                        Notes to Condensed Consolidated
                        Financial Statements                                  7

                 Item 2:

                        Management's Discussion and Analysis of
                        Financial Condition and Results of Operations        10

                 Item 3:

                        Quantitative and Qualitative Disclosures about       13
                        Market Risks


                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998




                            ASSETS                                  1999              1998
                                                                 (unaudited)
Current Assets:
   Cash                                                        $  3,465,147         3,100,145
   Accounts receivable, net of allowances
     for contractual adjustments and
     doubtful accounts                                           18,125,878        14,469,802
   Prepaid expenses and other assets                              5,503,789         2,774,845
                                                               ------------       -----------
              TOTAL CURRENT ASSETS                               27,094,814        20,344,792

Equipment, furniture and fixtures                                23,746,500        21,577,103
Less:  Accumulated depreciation                                  (9,641,844)       (8,581,509)
                                                               ------------       -----------
              NET EQUIPMENT, FURNITURE AND FIXTURES              14,104,656        12,995,594
Management service agreements and other intangible
     assets, net of accumulated amortization of
     $2,970,072 and $2,228,742 in 1999 and 1998,
     respectively                                                35,044,184        34,748,320
Deferred tax asset                                                  923,000         1,923,000
Net assets of discontinued operations                             1,095,426                --
Other assets                                                      1,407,493         1,760,668
                                                               ------------       -----------
              TOTAL ASSETS                                     $ 79,669,573        71,772,374
                                                               ============       ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                       $ 10,525,578         7,614,548
   Current installments of obligations under capital
      leases and long-term debt                                   4,596,899         1,289,335
                                                               ------------       -----------
              TOTAL CURRENT LIABILITIES                          15,122,477         8,903,883
Obligations under capital leases, excluding
     current installments                                         3,052,811         1,746,094
Long-term debt, excluding current
     installments                                                28,839,134        29,724,505
                                                               ------------       -----------
              TOTAL LIABILITIES                                  47,014,422        40,374,482

Minority interest                                                   544,604           573,278
Stockholders' equity:
   Common stock                                                     540,178           540,178
   Treasury stock                                                  (138,346)         (138,346)
   Additional paid-in capital                                    33,885,354        33,885,353
   Accumulated deficit                                           (2,176,639)       (3,462,571)
                                                               ------------       -----------
              TOTAL STOCKHOLDERS' EQUITY                         32,110,547        30,824,614
                                                               ------------       -----------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 79,669,573        71,772,374
                                                               ============       ===========




See accompanying notes to condensed consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)



                                                                   1999                1998

Center net revenues                                            $ 14,054,112          12,491,181
Optometric practice services                                     10,321,342          10,570,317
Other revenues                                                    2,031,276           1,448,016
                                                               ------------         -----------
             TOTAL REVENUES                                      26,406,730          24,509,514

Center operating expenses                                        11,488,547          10,143,339
Cost of sales                                                    10,428,849          10,444,275
Provision for doubtful accounts                                     741,331             386,723
Selling, general, administrative and
   development expenses                                           2,528,774           1,733,673
                                                               ------------         -----------
             EARNINGS FROM OPERATIONS                             1,219,229           1,801,504

Non-operating revenue (expenses):
   Interest and other income                                        737,664              29,568
   Interest expense                                                (846,670)           (655,225)
                                                               ------------         -----------
             EARNINGS FROM CONTINUING OPERATIONS BEFORE           1,110,223           1,175,847
             MINORITY INTEREST AND INCOME TAXES

 Minority interest in net income of partnerships                   (162,842)           (194,167)
                                                               ------------         -----------
             EARNINGS FROM CONTINUING OPERATIONS                    947,381             981,680
             BEFORE INCOME TAXES

Income tax expense                                                 (255,000)           (346,000)
                                                               ------------         -----------
             NET EARNINGS FROM CONTINUING                           692,381             635,680
             OPERATIONS
                                                               ------------         -----------
Discontinued operations, net of tax                                      --             (91,601)
                                                               ------------         -----------
             NET EARNINGS                                      $    692,381             544,079
                                                               ============         ===========

Earnings from continuing operations per common share:
             Basic                                             $       0.08                0.07
                                                               ============         ===========
             Diluted                                           $       0.08                0.07
                                                               ============         ===========
Loss from discontinued operations:
             Basic                                             $       0.00               (0.01)
                                                               ============         ===========
             Diluted                                           $       0.00               (0.01)
                                                               ============         ===========
Earnings per common share:
             Basic                                             $       0.08                0.06
                                                               ============         ===========
             Diluted                                           $       0.08                0.06
                                                               ============         ===========
Weighted average number of common shares:
             Basic                                                8,992,347           8,715,994
                                                               ============         ===========
             Diluted                                              9,174,454           8,892,415
                                                               ============         ===========






See accompanying notes to condensed consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)



                                                                    1999                1998

Center net revenues                                            $ 27,651,239          24,545,157
Optometric practice services                                     20,254,687          20,494,400
Other revenues                                                    4,426,437           2,652,432
                                                               ------------         -----------
             TOTAL REVENUES                                      52,332,363          47,691,989

Center operating expenses                                        22,721,530          19,975,146
Cost of sales                                                    20,708,518          20,153,097
Provision for doubtful accounts                                   1,353,344             673,514
Selling, general, administrative and
   development expenses                                           4,690,442           3,512,241
                                                               ------------         -----------
             EARNINGS FROM OPERATIONS                             2,858,529           3,377,991

Non-operating revenue (expenses):
   Interest and other income                                        759,083              50,195
   Interest expense                                              (1,585,931)         (1,231,530)
                                                               ------------         -----------
             EARNINGS FROM CONTINUING OPERATIONS BEFORE           2,031,681           2,196,656
             MINORITY INTEREST AND INCOME TAXES

 Minority interest in net income of partnerships                   (295,749)           (298,588)
                                                               ------------         -----------
             EARNINGS FROM CONTINUING OPERATIONS                  1,735,932           1,898,068
             BEFORE INCOME TAXES

Income tax expense                                                 (450,000)           (689,000)
                                                               ------------         -----------
             NET EARNINGS FROM CONTINUING                         1,285,932           1,209,068
             OPERATIONS
                                                               ------------         -----------
Discontinued operations, net of tax                                      --            (141,913)
                                                               ------------         -----------
             NET EARNINGS                                      $  1,285,932           1,067,155
                                                               ============         ===========

Earnings from continuing operations per common share:
             Basic                                             $       0.14                0.14
                                                               ============         ===========
             Diluted                                           $       0.14                0.14
                                                               ============         ===========
Loss from discontinued operations:
             Basic                                             $       0.00               (0.02)
                                                               ============         ===========
             Diluted                                           $       0.00               (0.02)
                                                               ============         ===========
Earnings per common share:
             Basic                                             $       0.14                0.12
                                                               ============         ===========
             Diluted                                           $       0.14                0.12
                                                               ============         ===========
Weighted average number of common shares:
             Basic                                                8,991,474           8,715,408
                                                               ============         ===========
             Diluted                                              9,101,253           8,899,485
                                                               ============         ===========




See accompanying notes to condensed consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)



                                                                        1999               1998
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                     $ 1,285,932          1,067,155
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
    Depreciation and amortization                                     1,803,463          1,424,502
    Deferred taxes                                                    1,000,000            513,000
    Provision for doubtful accounts                                   1,353,344            673,514
    Minority interest in partnerships                                   295,749            298,588
    Increase in:
      Receivables                                                    (4,971,838)        (5,107,583)
      Other receivables                                                 (37,582)           157,948
      Prepaids and other assets                                      (2,375,766)          (697,359)
    Increase in:
      Accounts payable and accrued expenses                           2,911,030          2,082,876
                                                                    -----------         ----------

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES                  1,264,332            412,641
DISCONTINUED OPERATIONS, NET                                         (1,095,426)           198,814
                                                                    -----------         ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               168,906            611,455
                                                                    -----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                 (784,625)          (565,585)
  Acquisition of assets of physician practices                         (520,520)        (1,435,250)
                                                                    -----------         ----------

NET CASH USED IN INVESTING ACTIVITIES                                (1,305,145)        (2,000,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                        2,516,410          2,737,694
  Principal payments on long-term debt                                 (331,288)          (129,427)
  Principal payments on capital lease obligations                      (359,458)          (144,079)
  Distributions to minority interest                                   (324,423)          (235,781)
                                                                    -----------         ----------

 NET CASH PROVIDED BY FINANCING ACTIVITIES                            1,501,241          2,228,407
                                                                    -----------         ----------

NET INCREASE IN CASH                                                    365,002            839,027

CASH AT BEGINNING OF PERIOD                                           3,100,145          2,742,444
                                                                    -----------         ----------
CASH AT END OF PERIOD                                               $ 3,465,147          3,581,471
                                                                    ===========         ==========





See accompanying notes to condensed consolidated financial statements.

                   OMEGA HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  COMPANY NAME CHANGE

On August 11, 1999, the Company's shareholders approved an amendment to its Articles of Incorporation changing the Company's name to VisionAmerica Incorporated, effective August 16, 1999.

2.  ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1998, as set forth in the annual consolidated financial statements of Omega Health Systems, Inc. Certain prior year interim balances have been reclassified to conform to the 1999 presentation. In addition, 1998 information has been restated to give effect to an adjustment to center net revenues and the provision for doubtful accounts. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

The company has adopted a plan to transition the ownership and operation of its managed care subsidiary to a strategic partner. The sale was completed subsequent to June 30, 1999. As a result of these plans, the operations of EHN have been classified as discontinued operations for each period presented in the accompanying financial statements.

3.  EARNINGS PER SHARE

Basic earnings per common share for 1999 and 1998 were computed by dividing the earnings by the weighted average number of common shares outstanding during the quarter (8,992,347 and 8,715,994, respectively) and the six month period (8,991,474 and 8,715,408, respectively). Diluted earnings per common share for 1999 and 1998 were computed by dividing the earnings by the weighted average number of common shares and common equivalent shares outstanding during the quarter (9,174,454 and 8,892,415, respectively) and the six month period (9,101,253 and 8,892,415, respectively).

4.  ACQUISITIONS

On January 31, 1999, the Company completed the acquisition of the assets of the ophthalmology practice of George M. Kopf, M.D. of Zanesville, Ohio in exchange for $430,000 in cash financed under the Company's revolving credit facility with NationsCredit.

5.  SALE OF INVESTMENT

In June 1999, the Company sold an equity investment resulting in a gain of $724,000, which is included in Interest and other income in the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 1999.

6.  REVOLVING CREDIT AGREEMENT

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

7.  SEGMENT INFORMATION

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

Summarized financial information by business segment for the three months and six months ended June 30, 1999 and 1998 is as follows:

                                                           Three Months                             Six Months
                                                  -------------------------------        --------------------------------
                                                      1999               1998                1999                1998

Revenues:
     Center operations                            $ 14,054,112         12,491,181        $ 27,651,239          24,545,157
     Optometric practice services                   10,321,342         10,570,317          20,254,687          20,494,400
     Other                                           2,031,276          1,448,016           4,426,437           2,652,432
                                                  ------------         ----------        ------------         -----------
     Total segments                                 26,406,730         24,509,514          52,332,363          47,691,989
     Corporate                                              --                 --                  --                  --
                                                  ============         ==========        ============         ===========
Total revenues                                    $ 26,406,730         24,509,514        $ 52,332,363          47,691,989
                                                  ============         ==========        ============         ===========

Earnings:
     Center operations                            $  2,331,145          2,415,892        $  4,606,276           4,825,721
     Optometric practice services                      185,735            271,622             365,676             516,685
     Other                                             147,142            206,834             262,906             299,745
                                                  ------------         ----------        ------------         -----------
     Total segments                                  2,664,022          2,894,348           5,234,858           5,642,151
     Corporate                                        (707,129)        (1,063,276)         (1,617,246)         (2,213,965)
     Interest expense                                 (846,670)          (655,225)         (1,585,931)         (1,231,530)
     Minority interest                                (162,842)          (194,167)           (295,749)           (298,588)
     Income tax expense                               (255,000)          (346,680)           (450,000)           (689,000)
                                                  ============         ==========        ============         ===========
Total earnings from continuing
     operations                                   $    692,381            635,680        $  1,285,932           1,209,068
                                                  ============         ==========        ============         ===========


8.  CONTINGENCIES

The Company is engaged in the business of providing support and management services to the eye care profession, which subjects it to intense federal and state regulation. Both state and federal laws prohibit fee splitting and other forms of compensation based on patient referral. These regulations may, in the future, be amended or interpreted in such a fashion as to adversely affect the business of the Company.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


                                                     Three Months              Six Months
                                                     Ended June 30           Ended June 30
                                                     -------------           -------------
                                                    1999       1998         1999       1998
                                                    ----       ----         ----       ----

Revenues
   Center net revenues                               53.2%       51.0       52.8%       51.4
   Optometric practice services                      39.1        43.1       38.7        43.0
   Other revenues                                     7.7         5.9        8.5         5.6
                                                  -------     -------     ------     -------

Total revenues                                      100.0       100.0      100.0       100.0

Center operating expenses                            43.5        41.4       43.4        41.9
Selling, general, administrative
  and development expenses                            9.6         7.1        9.0         7.4
Cost of sales                                        39.5        42.6       39.6        42.3
Provision for doubtful accounts                       2.8         1.6        2.6         1.4
                                                  -------     -------     ------     -------

Earnings from operations                              4.6%        7.3        5.4%        7.0



THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Total Revenues. Total revenues increased from $24,510,000 for the three months ended June 30, 1998 to $26,407,000 for the three months ended June 30, 1999, an increase of $1,897,000 or 7.7%.

                Center net revenues increased from $12,491,000 for the 1998 period to $14,054,000 for the 1999 period, an increase of $1,563,000, or 12.5%. The increase resulted primarily from the additions of Centers in Orlando, Florida; New Orleans, Louisiana in 1998; and Zanesville, Ohio during the 1999 period as well as the addition of an ASC in the Orlando Center.

                Optometric practice service revenues decreased from $10,570,000 for the three months ended June 30, 1998 to $10,321,000 for the corresponding period in 1999, a decrease of $249,000 or 2.4%. Optometric practice services provides products and services to independent optometrists, including purchasing, education, training, management, and publications.

                 Other revenues increased from $1,448,000 for the 1998 period to $2,031,000 for the 1999 period, an increase of $583,000 or 40.3%. The increase resulted primarily from mobile surgical revenues and optical lab sales.

         Center Operating Expenses. Center operating expenses increased from $10,143,000 for the three months ended June 30, 1998 to $11,489,000 for the three months ended June 30, 1999, an increase of $1,346,000 or 13.3%. The increase reflects the additions of the practices in Orlando, New Orleans, and Zanesville as well as increases in same-center operating expense during the 1999 period. The Company is engaged in a project to upgrade its information technology infrastructure at each center location. This project had the effect of increasing center operating expense in the short-term. In addition, the Company incurred additional expenses in connection with the roll-out of its laser vision correction program. Depreciation and amortization included in center operating expenses increased approximately $231,000 due to lasers and related equipment related to the Company's laser program. As a percentage of center net revenues, center operating expenses increased from 81.2% in the 1998 period to 81.7% in the 1999 period.

         Selling, General, Administrative and Development Expenses. Selling, general, administrative and development expenses increased from $1,734,000 for the three months ended June 30, 1998 to $2,529,000 for the three months ended June 30, 1999, an increase of $795,000, or 45.8%. As a percentage of total revenues, selling, general, administrative and development expenses increased from 7.1% in the 1998 period to 9.6% in the 1999 period as a result of costs associated with developing the Company's laser program and enhancing the Company's information systems infrastructure.

         Cost of Sales. Cost of sales decreased from $10,444,000 for the three months ended June 30, 1998 to $10,429,000 for the three months ended June 30, 1999, a decrease of $15,000, or .1%. As a percentage of total revenues, cost of sales decreased from 42.6% in the 1998 period to 39.5% in the 1999 period.

         Provision for Doubtful Accounts. Provision for doubtful accounts increased from $387,000 for the three months ended June 30, 1998 to $741,000 for the three months ended June 30, 1999, an increase of $354,000, or 91.5% based on management's assessment of required allowances. As a percentage of total revenues, provision for doubtful accounts increased from 1.6% in the 1998 period to 2.8% in the 1999 period.

         Non-operating Revenue (Expense). Interest expense increased from $655,000 for the three months ended June 30, 1998 to $847,000 for the three months ended June 30, 1999, an increase of $192,000, or 29.3%. In June 1999, the Company sold an equity investment resulting in a gain of $724,000.

         Earnings from Continuing Operations Before Income Taxes. Earnings from continuing operations before income taxes decreased from $982,000 for the three months ended June 30, 1998 to $947,000 for the three months ended June 30, 1999, a decrease of $35,000 or 3.6%.

         Income Tax Expense. Income tax expense declined from $346,000 for the three months ended June 30, 1998 to $255,000 for the three months ended June 30, 1999, a decrease of $91,000 or 26.3%. This decrease results partially from a lower estimated annual effective tax rate for 1999 due to the utilization of net operating loss carrryforwards.

         Net Earnings from Continuing Operations. Net earnings from continuing operations increased from $636,000 for the three months ended June 30, 1998 to $692,000 for the three months ended June 30, 1999, an increase of $56,000 or 8.8%.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Total Revenues. Total revenues increased from $47,692,000 for the six months ended June 30, 1998 to $52,332,000 for the six months ended June 30, 1999, an increase of $4,640,000 or 9.7%.

                Center net revenues increased from $24,545,000 for the 1998 period to $27,651,000 for the 1999 period, an increase of $3,106,000, or 12.7%. The increase resulted primarily from the additions of Centers in Orlando, Florida; New Orleans, Louisiana; and Zanesville, Ohio during the 1999 period as well as the addition of an ASC in the Orlando Center.

                Optometric practice service revenues decreased from $20,494,000 for the six months ended June 30, 1998 to $20,255,000 for the corresponding period in 1999, a decrease of $239,000 or 1.2%. Optometric practice services provides products and services to independent optometrists, including purchasing, education, training, management, and publications.

                Other revenues increased from $2,652,000 for the 1998 period to $4,426,000 for the 1999 period, an increase of $1,774,000 or 66.9%. The increase resulted primarily from mobile surgical revenues and optical lab sales.

         Center Operating Expenses. Center operating expenses increased from $19,975,000 for the six months ended June 30, 1998 to $22,722,000 for the six months ended June 30, 1999, an increase of $2,747,000 or 13.8%. The increase reflects the additions of the practices in Orlando, New Orleans, and Zanesville as well as increases in same-center operating expenses during the 1999 period. The Company is engaged in a project to upgrade its information technology infrastructure at each center location. This project has had the effect of increasing center operating expense in the short-term. Depreciation and amortization included in center operating expenses increased approximately $379,000, partially as a result of the adoption of shorter amortization periods for management service agreements, effective April 1, 1998. As a percentage of center net revenues, center operating expenses increased from 81.4% in the 1998 period to 82.2% in the 1999 period.

         Selling, General, Administrative and Development Expenses. Selling, general, administrative and development expenses increased from $3,512,000 for the six months ended June 30, 1998 to $4,690,000 for the six months ended June 30, 1999, an increase of $1,178,000, or 33.5%. As a percentage of total revenues, selling, general, administrative and development expenses increased from 7.4% in the 1998 period to 9.0% in the 1999 period.

         As a result of costs incurred in developing the Company's laser program and enhancing the Company's information systems infrastructure.

         Cost of Sales. Cost of sales increased from $20,153,000 for the six months ended June 30, 1998 to $20,709,000 for the six months ended June 30, 1999, an increase of $556,000, or 2.8 %. As a percentage of total revenues, cost of sales decreased from 42.3% in the 1998 period to 39.6% in the 1999 period.

         Provision for Doubtful Accounts. Provision for doubtful accounts increased from $674,000 for the six months ended June 30, 1998 to $1,353,000 for the six months ended June 30, 1999, an increase of $679,000, or 100.8%. As a percentage of total revenues, provision for doubtful accounts increased from 1.4% in the 1998 period to 2.6% in the 1999 period.

         Non-operating Revenue (Expense). Interest expense increased from $1,232,000 for the six months ended June 30, 1998 to $1,586,000 for the six months ended June 30, 1999, an increase of $354,000, or 28.7%. In June 1999, the Company sold an equity investment resulting in a gain of $724,000.

         Earnings from Continuing Operations Before Income Taxes. Earnings from continuing operations before income taxes decreased from $1,898,000 for the six months ended June 30, 1998 to $1,736,000 for the six months ended June 30, 1999, a decrease of $162,000 or 8.5%.

         Income Tax Expense. Income tax expense declined from $689,000 for the six months ended June 30, 1998 to $450,000 for the six months ended June 30, 1999, a decrease of $239,000 or 34.7%. This decrease results partially from a lower estimated annual effective tax rate for 1999 due to the utilization of net operating loss carrryforwards.

         Net Earnings from Continuing Operations. Net earnings from continuing operations increased marginally from $1,209,000 for the six months ended June 30, 1998 to $1,286,000 for the six months ended June 30, 1999, an increase of $77,000 or 6.4%.

ACQUISITIONS

On January 31, 1999, the Company completed the acquisition of the assets of the ophthalmology practice of George M. Kopf, M.D. of Zanesville, Ohio in exchange for $430,000 in cash financed under the Company's revolving credit facility with NationsCredit.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1999, the Company generated $1,264,000 of cash in continuing operating activities and used $1,095,000 in discontinued operating activities, which reflects the wind-down of the Company's managed care activities. The Company used $1,305,000 in investing activities and generated $1,501,000 in financing activities.

Cash flows from operations included significant adjustments for depreciation and amortization ($1,803,000) as well as provision for doubtful accounts ($1,353,000). Investing activities during the period included $785,000 in capital expenditures for equipment as well as acquisitions of the assets of an ophthalmic practice in Ohio. Financing activities included an increase in debt and distributions to minority interest.

As of June 30, 1999, the Company has approximately $18 million available on its $50 million revolving credit facility. The Company expects to fund future capital needs related to the expansion of its laser program and continued expansion of its center operations with borrowings under the facility and may raise additional equity capital, as well.

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

         The Company is continuing to inventory equipment which has imbedded systems which may be affected by the year 2000 issue and contacting the appropriate vendors to ascertain risks and solutions. This project is expected to be completed by September 30, 1999. The cost of this project is not expected to be material to the Company's financial statements at this time.

         The Company is also corresponding with other entities with which it has business relationships to assess their progress in addressing the year 2000 issue for the purpose of assessing the risks to the Company which may result from this problem. This project is expected to be completed by September 30, 1999.

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



                          OMEGA HEALTH SYSTEMS, INC.
                          --------------------------------
                          Registrant



          August 13, 1999               By /s/ Ronald L. Edmonds
                                        ---------------------------------------
                                        Ronald L. Edmonds
                                        Executive Vice President and
                                        Chief Financial Officer