Form 10-Q
period 1999-09-30
VISIONAMERICA INC
filed 1999-11-23
CIK 864902

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarter ended    SEPTEMBER 30, 1999
                                   ---------------------------------------------
or

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT
          For the transition period from                    to
                                            ------------------------------------

          Commission File Number:    0-19283
                                     ------------------

                           VISIONAMERICA INCORPORATED
--------------------------------------------------------------------------------
               (Exact name of issuer as specified in its charter)

              Delaware                                    13-3220466
-----------------------------------              ------------------------------
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

                              [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                            Outstanding at October 31, 1999
--------------------------------------------------------------------------------
    Common Stock, $0.06 par value                          9,189,274

                   VISIONAMERICA INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                    PART 1 - FINANCIAL INFORMATION


         Index to Financial Information:                                  Page
                                                                        --------
         Item 1:

                   Condensed Consolidated Balance Sheets
                   as of September 30, 1999 and December 31,
                   1998                                                      3

                   Condensed Consolidated Statements of
                   Operations for the Three Months Ended
                   September 30, 1999 and 1998                               4

                   Condensed Consolidated Statements of
                   Operations for the Nine Months Ended
                   September 30, 1999 and 1998                               5

                   Condensed Consolidated Statements of
                   Cash Flows for the Nine Months Ended
                   September 30, 1999 and 1998                               6

                   Notes to Condensed Consolidated
                   Financial Statements                                      7

         Item 2:

                   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                               10

         Item 3:

                   Quantitative and Qualitative Disclosures about           14
                   Market Risks


                   VISIONAMERICA INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                  (unaudited)



                        ASSETS                                   1999               1998

Current Assets:
 Cash                                                        $  2,307,658       $  2,014,677
 Accounts receivable, net of allowances
   for contractual adjustments and
   doubtful accounts                                           14,146,551         11,257,466
 Prepaid expenses and other assets                              2,471,879          1,354,903
                                                             ------------       ------------
            TOTAL CURRENT ASSETS                               18,926,088         14,627,046

Equipment, furniture and fixtures                              25,179,646         20,844,435
Accumulated depreciation                                      (10,090,969)        (8,403,452)
                                                             ------------       ------------
            NET EQUIPMENT, FURNITURE AND FIXTURES              15,088,677         12,440,983

Intangible assets from acquisition, net of amortization
   of $3,060,182 and $2,077,736 in 1999
   and 1998 respectively                                       30,437,468         30,743,461
Deferred tax asset                                              2,008,532          1,923,000
Net investment in discontinued operations                       6,994,225          6,541,591
Other assets                                                    2,156,292          1,535,212
                                                             ------------       ------------
            TOTAL ASSETS                                     $ 75,611,282       $ 67,811,293
                                                             ============       ============

       LABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                       $  8,551,965       $  4,215,810

 Current installments of long-term debt                         7,365,276          1,067,788
                                                             ------------       ------------
            TOTAL CURRENT LIABILITIES                          15,917,241          5,283,598

Obligations under capital leases, excluding
   Current installments                                         4,338,480          1,544,042
Long-term debt, excluding current
   Installments                                                25,960,416         29,585,761
                                                             ------------       ------------
            TOTAL LIABILITIES                                  46,216,137         36,413,401

Minority interest                                                  53,235            573,278

Stockholders' equity:
 Common stock                                                     546,915            540,178
 Treasury stock                                                  (138,346)          (138,346)
 Additional paid-in capital                                    33,998,399         33,885,353
 Accumulated deficit                                           (5,065,058)        (3,462,571)
                                                             ------------       ------------
            TOTAL STOCKHOLDERS' EQUITY                         29,341,910         30,824,614

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 75,611,282       $ 67,811,293
                                                             ============       ============



See accompanying notes to condensed consolidated financial statements.

                   VISIONAMERICA INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                   1999               1998

Revenues                                                       $ 16,440,989       $ 14,152,046

Operating costs                                                  12,762,162         10,158,898
Provision for doubtful accounts                                     283,364            502,335
Depreciation and amortization                                     1,106,278            726,756
Selling, general, administrative and
  development expenses                                            1,554,096          1,120,753
Unusual items                                                     2,113,804                  0
                                                               ------------       ------------

           EARNING (LOSS) FROM OPERATIONS                        (1,378,715)         1,643,304

Non-operating revenue (expenses):
 Interest and other income                                           12,096              5,234
 Interest expense                                                  (807,649)          (629,849)
                                                               ------------       ------------

           EARNINGS (LOSS) FROM CONTINUING OPERATIONS            (2,174,268)         1,018,689
           BEFORE MINORITY INTEREST

 Minority interest in income of partnerships                       (159,581)          (165,462)
                                                               ------------       ------------

           EARNINGS (LOSS) FROM CONTINUING OPERATIONS            (2,333,849)           853,227
           BEFORE INCOME TAXES

Income tax benefit (expense)                                        662,517           (341,000)
                                                               ------------       ------------

           NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS        (1,671,332)           512,227
Discontinued operations
           Loss on disposal, net of tax                          (1,125,000)                 0
           Operations, net of tax                                   (92,083)            53,106
                                                               ------------       ------------

           NET EARNINGS (LOSS)                                 $ (2,888,415)      $    565,333
                                                               ============       ============
Earnings (loss) from continuing operations per
           common share:
           Basic                                                     ($0.19)      $       0.06
                                                               ============       ============
           Diluted                                                   ($0.19)      $       0.06
                                                               ============       ============
Earnings (loss) from discontinued operations
           per common share, net of tax:
           Basic                                                     ($0.14)      $       0.01
                                                               ============       ============
           Diluted                                                   ($0.14)      $       0.01
                                                               ============       ============
Earnings (loss) per common share:
           Basic                                                     ($0.32)      $       0.06
                                                               ============       ============
           Diluted                                                   ($0.32)      $       0.06
                                                               ============       ============
Weighted average number of common shares:
           Basic                                                  9,008,764          8,885,529
                                                               ============       ============
           Diluted                                                9,008,764          8,959,094
                                                               ============       ============



See accompanying notes to condensed consolidated financial statements.

                   VISIONAMERICA INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                   1999               1998

Revenues                                                       $ 46,380,709       $ 40,053,492

Operating costs                                                  34,654,845         28,877,668
Provision for doubtful accounts                                   1,623,133          1,164,603
Depreciation and amortization                                     2,774,952          2,128,250
Selling, general, administrative and
   development expenses                                           4,225,520          3,562,217
Unusual items                                                     2,113,804                  0
                                                               ------------       ------------

           EARNINGS (LOSS) FROM OPERATIONS                          988,455          4,320,754

Non-operating revenue (expenses):
   Interest and other income                                        833,925             15,576
   Interest expense                                              (2,203,008)        (1,719,213)
                                                               ------------       ------------

           EARNINGS (LOSS) FROM CONTINUING OPERATIONS              (380,628)         2,617,117
           BEFORE MINORITY INTEREST

 Minority interest in income of partnerships                       (455,330)          (464,050)
                                                               ------------       ------------

           EARNINGS (LOSS) FROM CONTINUING OPERATIONS              (835,958)         2,153,067
           BEFORE INCOME TAXES

Income tax benefit (expense)                                        214,000           (838,743)
                                                               ------------       ------------

           NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS          (621,958)         1,314,324

Discontinued operations
           Loss on disposal, net of tax                          (1,125,000)                --
           Operations, net of tax                                   144,471            324,455
                                                               ------------       ------------

           NET EARNINGS (LOSS)                                 $ (1,602,487)      $  1,638,779
                                                               ============       ============
Earnings (loss) from continuing operations
           per common share:
           Basic                                                     ($0.07)      $       0.15
                                                               ============       ============
           Diluted                                                   ($0.07)      $       0.15
                                                               ============       ============
Earnings (loss) from discontinued operations
           per common share, net of tax:
           Basic                                                     ($0.11)      $       0.04
                                                               ============       ============
           Diluted                                                   ($0.11)      $       0.04
                                                               ============       ============
Earnings (loss) per common share:
           Basic                                                     ($0.18)      $       0.19
                                                               ============       ============
           Diluted                                                   ($0.18)      $       0.18
                                                               ============       ============
Weighted average number of common shares:
           Basic                                                  8,997,301          8,772,738
                                                               ============       ============
           Diluted                                                8,997,301          8,916,006
                                                               ============       ============


See accompanying notes to condensed consolidated financial statements.

                   VISIONAMERICA INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)



                                                               1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                           ($1,602,487)      $1,638,779
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
    Depreciation and amortization                           2,774,952        2,128,250
    Deferred taxes                                            (85,532)         834,000
    Provision for doubtful accounts                         1,623,133        1,164,603
    Minority interest in partnerships                         455,330          464,050
    Gain on sale of investment                               (724,242)              --
    Increase in:
      Receivables                                          (4,512,218)      (4,502,967)
      Prepaids and other assets                            (1,834,605)        (241,396)
    Increase in:
      Accounts payable and accrued expenses                 4,438,838          286,695
                                                          -----------       ----------

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES          533,169        1,772,014
DISCONTINUED OPERATIONS, NET                                 (452,634)      (1,626,047)
                                                          -----------       ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      80,535          145,967
                                                          -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (1,258,006)        (647,061)
  Proceeds from sale of investment                          1,234,023               --
  Acquisition of assets of physician practices               (585,668)      (5,562,715)
                                                          -----------       ----------

NET CASH USED IN INVESTING ACTIVITIES                        (609,651)      (6,209,776)
                                                          -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                              2,512,328        7,005,243
  Principal payments on long-term debt                       (232,739)        (238,703)
  Principal payments on capital lease obligations            (499,219)        (545,203)
  Distributions to minority interest                         (975,373)        (408,564)
  Proceeds from stock issuance                                 17,100               --
                                                          -----------       ----------

 NET CASH PROVIDED BY FINANCING ACTIVITIES                    822,097        5,812,773
                                                          -----------       ----------

NET INCREASE (DECREASE) IN CASH                               292,981         (251,036)

CASH AT BEGINNING OF PERIOD                                 2,014,677        2,742,444
                                                          -----------       ----------
CASH AT END OF PERIOD                                     $ 2,307,658       $2,491,408
                                                          ===========       ==========





See accompanying notes to condensed consolidated financial statements.

                   VISIONAMERICA INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. OVERVIEW

VisionAmerica is an eye care company that provides facilities and services to ophthalmologists and optometrists to assist in the integration of primary, medical and surgical eye care.

In early 1999, the Company announced plans to focus its resources on its core business of operating eye care and surgery centers including a major new initiative to expand its laser vision correction capabilities. In connection with this new initiative, the Company has acquired 12 VISX STAR S2(TM) Excimer Laser Systems from VISX(TM), Inc. VISX, Inc. is the U.S. market leader among manufacturers of excimer lasers for ophthalmic use.

In addition, as part of the new strategic focus on center operations and the laser vision correction initiative, the Company has adopted plans to discontinue certain non-core operations, including its managed eye care subsidiary, the Eye Health Network (EHN) , its ophthalmic buying group, the Primary Eyecare Network, Inc. (PEN), and its optical laboratory and related business. Effective July 1, 1999, the Company completed the sale of certain assets of EHN and plans to discontinue its remaining operations in the near future. The Company has entered into a letter of intent to sell PEN to another large ophthalmic buying group. This transaction is expected to close in the fourth quarter. The Company also anticipates selling the optical laboratory in the near future. As a result of these plans, all these operations have been classified as discontinued operations in the Company's financial statements.

On August 11, 1999, the Company's shareholders approved an amendment to its Articles of Incorporation changing the Company's name from Omega Health Systems, Inc. to VisionAmerica Incorporated, effective August 16, 1999.

2. ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1998, as set forth in the annual consolidated financial statements of VisionAmerica Incorporated. Certain prior year interim balances have been reclassified to conform to the 1999 presentation. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

3. EARNINGS (LOSS) PER SHARE

Basic earnings per common share for 1999 and 1998 were computed by dividing the earnings (loss) by the weighted average number of common shares outstanding during the quarter (9,008,764 and 8,885,529, respectively) and the nine month period (8,997,301 and 8,772,738, respectively). Diluted earnings per common share for 1999 and 1998 were computed by dividing the earnings (loss) by the weighted average number of common shares and common equivalent shares outstanding during the quarter (9,008,764 and 8,959,094, respectively) and the nine month period (8,997,301 and 8,916,006, respectively). The dilutive effect of options was not included in the earnings per share calculation because it is antidilutive.

4. UNUSUAL ITEMS

The company recorded the following unusual charges in the quarter ended September 30, 1999:

         Write-off of capitalized costs in connection with the
           Company's change in strategic focus, principally
           costs capitalized in connection with pending acquisitions      $  685,677
         Costs associated with restructuring relationships with
           certain physician groups                                        1,428,127
                                                                          ----------
                                                                          $2,113,804
                                                                          ==========

As a result of its strategic focus on center operations and laser vision correction, the Company made a determination in the third quarter to de-emphasize acquisitions of practice assets, except in specific limited circumstances which strengthen existing center operations or have an extraordinary opportunity associated with laser vision correction. Combined, these decisions represented a significant change in direction for the Company. As a result, previously capitalized costs of $685,677, principally in connection with pending acquisitions which will not be actively pursued, have been charged to expense. The Company previously capitalized direct external costs incurred in connection with pending acquisitions, including legal, accounting, consulting and appraisal costs. Such costs were treated as part of the cost of an acquisition when an acquisition was completed or charged to expense when a project was abandoned. The Company has determined that because it has changed its focus and curtailed its acquisition program, these costs are not recoverable and should be charged to expense.

The Company is also in the process of restructuring its relationships with certain physician groups and has accrued costs totaling $1,428,127 in connection with the restructuring. These restructurings include physician relationships in three different markets. The physician agreements in these markets are being revised to align the interests of the Company and the physician. The estimated up-front incremental cost to the Company associated with restructuring these agreements has been charged to expense.

5. ACQUISITIONS

On January 31, 1999, the Company completed the acquisition of the assets of the ophthalmology practice of George M. Kopf, M.D. of Zanesville, Ohio in exchange for $430,000 in cash financed under the Company's revolving credit facility.

On October 1, 1999, the Company completed the acquisition of the assets of the ophthalmology practice of Khalid L. Khan, M.D. of Talladega, Alabama. Simultaneously with the acquisition, the Company entered into a long-term management agreement to manage the practice. In connection with the acquisition, the Company issued 61,050 shares of the Company's common stock and $462,000 in cash. The cash portion of the transaction was financed under the Company's revolving credit facility.

6. SALE OF INVESTMENT

In June 1999, the Company sold an equity investment resulting in a gain of $724,000, which is included in interest and other income in the condensed consolidated statements of Operations for the nine months ended September 30, 1999.

7. REVOLVING CREDIT AGREEMENT

In February 1997, the Company entered into a $15,000,000 Credit Facility with Banc of America Commercial Finance Corporation (formerly NationsCredit Commercial Corporation), an affiliate of Bank of America, for the purpose of refinancing certain existing debt, providing working capital and financing acquisitions. The Credit Facility was initially a $15 million committed facility, comprised of a $13 million acquisition facility (the "Acquisition Facility") and a $2 million working capital facility (the "Working Capital Facility"). Interest only is due monthly until January 2000, at which time the borrowings will be due in installments over a four-year period. The Credit Facility bears interest at a variable rate equal to the 30-day commercial paper rate quoted in The Wall Street Journal plus 4.25%. In December 1997, the Credit Facility was amended and restated, increasing the availability to $30,000,000 and in December 1998 increasing it again to $50,000,000.

As a result of the unusual charges recorded in the third quarter involving the discontinuance of its acquisition program and restructuring center physician agreements, the Company is in technical noncompliance with certain financial convenants of its revolving credit agreement. The Company is working diligently with its bank group to waive the matters of noncompliance and amend the credit agreement and anticipates resolution of this matter in the near future.

8.  SEGMENT INFORMATION

The Company's operations are classified as one business segment, center operations. Center operations segment includes all activity related to managing the ophthalmology practices and ambulatory surgical centers. The other category includes amounts which do not meet the quantitative thresholds of SFAS No. 131. These amounts are attributable to the operations of VisionAmerica Surgical Services, Inc., which provides mobile surgical and other supplies and services to eye care providers. The corporate category includes general and administrative expenses associated with the operation of the Company's corporate office.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. Operating income by business segment excludes interest income, interest expense, and corporate expenses.

The $685,000 in unusual charges related to the write off of acquisition costs is included in the calculation of Corporate earnings. The $1,428,000 in unusual charges related to restructuring physician relationships is included in the calculation of Center operations earnings.

Summarized financial information by business segment for the three months and nine months ended September 30, 1999 and 1998 is as follows:


                                                    THREE MONTHS                         NINE MONTHS
                                          ------------------------------       ------------------------------
                                              1999              1998              1999                1998
                                          ------------       -----------       ------------       -----------
    Revenues:
        Center operations                 $ 15,612,218       $13,309,145       $ 43,263,457       $37,854,302
        Other                                  828,771           842,901          3,117,252         2,199,190
                                          ------------       -----------       ------------       -----------

    Total revenues                        $ 16,440,989       $14,152,046       $ 46,380,709       $40,053,492
                                          ============       ===========       ============       ===========

    Earnings:
        Center operations                 $    586,923         2,510,804       $  5,193,199         7,336,525
        Other                                   86,921            44,749            286,893           120,785
                                          ------------       -----------       ------------       -----------
        Total Segment                          673,844         2,555,553          5,480,092         7,457,310
        Corporate                           (2,040,463)         (907,015)        (3,657,712)       (3,120,980)
        Interest expense                      (807,649)         (629,849)        (2,203,008)       (1,719,213)
        Minority interest                     (159,581)         (165,462)          (455,330)         (464,050)
        Income tax benefit (expense)           662,517          (341,000)           214,000          (838,743)
                                          ------------       -----------       ------------       -----------
    Total earnings from continuing
        operations                        $ (1,671,332)      $   512,227       $   (621,958)      $ 1,314,324
                                          ============       ===========       ============       ===========



9. CONTINGENCIES

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

10.  LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS

Included in loss on disposal of discontinued operations is $1,125,000 ($832,000 after tax) associated with the disposition of EHN. This adjustment to the previously recorded loss on disposition of EHN is due to a reduction in the purchase price and incremental operating costs incurred due to delays in transferring certain managed care contracts.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

VisionAmerica is an eye care company that provides facilities and services to ophthalmologists and optometrists to assist in the integration of primary, medical and surgical eye care.

In early 1999, the Company announced plans to focus its resources on its core business of operating eye care and surgery centers including a major new initiative to expand its laser vision correction capabilities. In connection with this new initiative, the Company has acquired 12 VISX STAR S2(TM) Excimer Laser Systems from VISX(TM), Inc. VISX, Inc. is the U.S. market leader among manufacturers of excimer lasers for ophthalmic use.

During the third quarter, the Company made significant advances in transforming itself to a company focused on its co management center operations. This narrowing of its business strategy was significantly advanced through a variety of activities included but not limited to the following:

         - Changing the Company's name to VisionAmerica Incorporated.

         - The planned disposition of its non-core business units.

         - The accelerated development of its refractive surgery program.

         - The advancement of its information-technology infrastructure in the areas of accounting and practice management.

         - The decision to de-emphasize acquisitions in new markets.

         - The restructuring of physician agreements in several centers.

Evidence of the progress of these changes included a record volume quarter for both cataract and LASIK procedures, record same stores revenue growth during the quarter and record revenues from operations for the quarter.

With regard to the planned disposition of its non-core business units, effective July 1, 1999, the Company completed the sale of certain assets of EHN and plans to discontinue its remaining operations in the near future. The Company has entered into a letter of intent to sell PEN to another large ophthalmic buying group. This transaction is expected to close in the fourth quarter. The Company also anticipates selling the optical laboratory in the near future. As a result of these plans, all these operations have been classified as discontinued operations in the Company's financial statements.

RESULTS OF OPERATIONS

                                            Three Months           Nine Months
                                            Ended June 30      Ended September 30
                                            -------------      ------------------
                                          1999       1998        1999      1998
                                          ----       ----        ----      ----
Revenues                                 100.0%     100.0%      100.0%    100.0%

Operating costs                           77.6       71.8        74.7      72.1
Provision for doubtful accounts            1.7        3.6         3.5       2.9
Depreciation and amortization              6.7        5.1         6.0       5.3
Selling, general, administrative
   and development expenses                9.5        7.9         9.1       8.9
Unusual items                             12.9                    4.6

Earnings (loss) from operations           (8.4%)     11.6%        2.1%     10.8%


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Total Revenues. Total revenues increased from $14,152,000 for the three months ended September 30, 1998 to $16,441,000 for the three months ended September 30, 1999, an increase of $2,289,000 or 16.2%. Same stores growth from center operations was 19% in the third quarter. These increases reflect volume increases in the Company's eye care and surgery centers, particularly in laser vision correction.

         Operating Costs. Operating costs increased from $10,159,000 for the three months ended September 30, 1998 to $12.762,000 for the three months ended September 30, 1999, an increase of $2,603,000 or 25.6%. This increase reflects the costs associated with initiating the laser vision correction program in the Company's centers. Each center has also added marketing and technical personnel to support the initiation of the laser vision correction program. Each center has a specific laser vision correction marketing program which is coordinated with national marketing plans. These additional costs have, in many cases, been incurred in advance of substantial revenues being realized as a result of these incremental costs. The Company is engaged in a project to upgrade its information technology infrastructure at each center location. This project had the effect of increasing operating costs in the short-term. As a percentage of revenues, operating costs increased from 71.8% in the 1998 period to 77.6% in the 1999 period.

         Provision for Doubtful Accounts. Provision for doubtful accounts decreased from $502,000 for the three months ended September 30, 1998 to $283,000 for the three months ended September 30, 1999, a decrease of $219,000, or 43.6% based on management's assessment of the required allowances. The Company regularly monitors the quality of its portfolio of receivables, paying particular attention to payor mix and the aging of receivables. As a result of the emphasis on and growth in laser vision correction, Medicare receivables represent a decreasing portion of the entire portfolio. One of the major benefits to the Company of the upgrade in its information technology infrastructure is better and more timely information on the quality of its accounts receivable. As the information technology upgrade is completed, the Company expects to continue to refine its methodology for evaluating accounts receivable. As a percentage of total revenues, provision for doubtful accounts decreased from 3.6% in the 1998 period to 1.7% in the 1999 period.

         Depreciation and Amortization. Depreciation and amortization increased from $727,000 for the three months ended September 30, 1998 to $1,106,000 for the three months ended September 30, 1999. This increase resulted from acquisitions made in the second half of 1998 and from the addition of twelve excimer laser systems and related equipment in the second and third quarters of 1999. Each center has incurred substantial costs to build-out and equip laser facilities, generally located within or adjacent to existing facilities.

         Selling, General, Administrative and Development Expenses. Selling, general, administrative and development expenses increased from $1,121,000 for the three months ended September 30, 1998 to $1,554,000 for the three months ended September 30, 1999, an increase of $433,000, or 38.7%. As a percentage of total revenues, selling, general, administrative and development expenses increased from 7.9% in the 1998 period to 9.5% in the 1999 period as a result of costs associated with developing the Company's laser program and enhancing the Company's information systems infrastructure.

         Unusual Items. As a result of its strategic focus on center operations and laser vision correction, the Company made a determination in the third quarter to de-emphasize acquisitions of practice assets, except in specific limited circumstances which strengthen existing center operations or have an extraordinary opportunity associated with laser vision correction. Combined, these decisions represented a significant change in direction for the Company. As a result, previously capitalized costs of $685,677, principally in connection with pending acquisitions which will not be actively pursued, have been charged to expense.

The Company is also in the process of restructuring its relationships with certain physician groups and has accrued costs totaling $1,428,127 in connection with the restructuring.

         Non-operating Revenue (Expenses). Interest expense increased from $630,000 for the three months ended September 30, 1998 to $808,000 for the three months ended September 30, 1999. The increase reflects higher levels of borrowing and higher interest rates on floating rate borrowings.

         Earnings (Loss) from Continuing Operations Before Income Taxes. The Company reported a loss from continuing operations before income taxes of $2,334,000 for the three months ended September 30, 1999 compared to earnings from continuing operations before income taxes of $853,000 for the three months ended September 30, 1999. This change results from the unusual items recorded in the third quarter of 1999 as well as the costs associated with initiating the Company's laser vision correction program.

         Income Tax Benefit (Expense). The Company reported an income tax benefit of $663,000 for the three months ended September 30, 1999 compared to income tax expense of $341,000 for the three months ended September 30, 1998.

         The effective tax rate for the three months ended September 30, 1999 was 26% compared to 39% in the same period of 1998. The decrease in the effective rate is due to the net loss from continuing operations and the establishment of a valuation allowance relating to deferred tax assets.

         Net Earnings (Loss) from Continuing Operations. The Company reported a net loss from continuing operations of $1,671,000 for the three months ended September 30, 1999 compared to net earnings from continuing operations of $512,000 for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Total Revenues. Total revenues increased from $40,053,000 for the nine months ended September 30, 1998 to $46,381,000 for the nine months ended September 30, 1999, an increase of $6,327,000 or 15.8%. Same stores growth from center operations was 11% for the nine months ending September 30, 1999. These increases reflect volume increases in the Company's eye care and surgery centers, particularly in laser vision correction.

         Operating Costs. Operating costs increased from $28,878,000 for the nine months ended September 30, 1998 to $34,655,000 for the nine months ended September 30, 1999, an increase of $5,777,000 or 20.0%. This increase reflects the costs associated with initiating the laser vision correction program in the Company's centers. Each center has incurred substantial costs to build-out and equip laser facilities, generally located within or adjacent to existing facilities. Each center has also added marketing and technical personnel to support the initiation of the laser vision correction program. Each center has a specific laser vision correction marketing program which is coordinated with national marketing plans. These additional costs have, in many cases, been incurred in advance of substantial revenues being realized as a result of these incremental costs. The Company is engaged in a project to upgrade its information technology infrastructure at each center location. This project had the effect of increasing operating costs in the short-term. . As a percentage of revenues, operating costs increased from 72.1% in the 1998 period to 74.7% in the 1999 period.

         Provision for Doubtful Accounts. Provision for doubtful accounts increased from $1,165,000 for the nine months ended September 30, 1998 to $1,623,000 for the nine months ended September 30, 1999, an increase of $459,000 or 43.6% based on management's assessment of the required allowances. The Company regularly monitors the quality of its portfolio of receivables, paying particular attention to payor mix and the aging of receivables. As a result of the emphasis on and growth in laser vision correction, Medicare receivables represent a decreasing portion of the entire portfolio. One of the major benefits to the Company of the upgrade in its information technology infrastructure is better and more timely information on the quality of its accounts receivable. As the information technology upgrade is completed, the Company expects to continue to refine its methodology for evaluating accounts receivable. As a percentage of total revenues, provision for doubtful accounts increased from 2.9% in the 1998 period to 3.5% in the 1999 period.

         Depreciation and Amortization. Depreciation and amortization increased from $2,128,000 for nine months ended September 30, 1998 to $2,775,000 for the nine months ended September 30, 1999. This increase resulted from acquisitions made in the second half of 1998 and from the addition of twelve excimer laser systems and related equipment in the second and third quarters of 1999. Each center has incurred substantial costs to build and equip laser facilities, generally located within or adjacent to existing facilities.

         Selling, General, Administrative and Development Expenses. Selling, general, administrative and development expenses increased from $3,562,000 for the nine months ended September 30, 1998 to $4,226,000 for the nine months ended September 30, 1999, an increase of $663,000, or 38.7%. As a percentage of total revenues, selling, general, administrative and development expenses increased from 8.9% in the 1998 period to 9.1% in the 1999 period as a result of costs associated with developing the Company's laser program and enhancing the Company's information systems infrastructure.

         Unusual Items. As a result of its strategic focus on center operations and laser vision correction, the Company made a determination in the third quarter to de-emphasize acquisitions of practice assets, except in specific limited circumstances which strengthen existing center operations or have an extraordinary opportunity associated with laser vision correction. Combined, these decisions represented a significant change in direction for the Company. As a result, previously capitalized costs of $685,677, principally in connection with pending acquisitions which will not be actively pursued, have been charged to expense.

The Company is also in the process of restructuring its relationships with certain physician groups and has accrued costs totaling $1,428,127 in connection with the restructuring.

         Non-operating Revenue (Expense). Interest expense increased from $1,719,000 for the nine months ended September 30, 1998 to $2,203,000 for the nine months ended September 30, 1999. The increase reflects higher levels of borrowing and somewhat interest rates on floating rate borrowings. In June, 1999 the Company sold an equity investment resulting in a gain of $724,000.

         Earnings (Loss) from Continuing Operations Before Income Taxes. The Company reported a loss from continuing operations before income taxes of $836,000 for the nine months ended September 30, 1999 compared to earnings from continuing operations before income taxes of $2,153,000 for the nine months ended September 30, 1998. This change results from the unusual items recorded in the third quarter of 1999 as well as the costs associated with initiating the Company's laser vision correction program.

         Income Tax Benefit (Expense). The Company reported an income tax benefit of $214,000 for the nine months ended September 30, 1999 compared to income tax expense of $839,000 for the nine months ended September 30, 1998.

         The effective tax rate for the nine months ended September 30, 1999 was 28% compared to 40% in the same period of 1998. The decrease in effective rate is due to the net loss from continuing operations and the establishment of a valuation allowance relating to deferred tax assets.

         Net Earnings (Loss) from Continuing Operations. The Company reported a net loss from continuing operations of $622,000 for the nine months ended September 30, 1999 compared to net earnings from continuing operations of $1,314,000 for the nine months ended September 30, 1998.

ACQUISITIONS

On January 31, 1999, the Company completed the acquisition of the assets of the ophthalmology practice of George M. Kopf, M.D. of Zanesville, Ohio in exchange for $430,000 in cash financed under the Company's revolving credit facility.

On October 1, 1999, the Company completed the acquisition of the assets of the ophthalmology practice of Khalid L. Khan, M.D. of Talladega, Alabama. Simultaneously with the acquisition, the Company entered into a long-term management agreement to manage the practice. In connection with the acquisition, the Company issued 61,050 shares of the Company's common stock and $462,000 in cash. The cash portion of the transaction was financed under the Company's revolving credit facility.

IMPACT OF CHANGING PRICES

The Company derives a significant portion of its revenues from laser vision correction services. Although the Company has not experienced any significant price decreases to date, the Company does anticipate that the overall level of pricing will decrease over time.

The Company also anticipates that at least a portion of the impact of decreasing prices will be offset by volume increases.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1999, the Company generated $533,000 of cash from continuing operating activities and used $453,000 in discontinued operating activities, which reflects the wind-down of the Company's managed care activities and the reclassification of PEN and the optical laboratory to discontinued operations. The Company used $610,000 in investing activities and generated $822,000 in financing activities.

Cash flows from operations included significant adjustments for depreciation and amortization ($2,775,000) as well as provision for doubtful accounts ($1,623,000). Investing activities during the period included $1,258,000 in capital expenditures for equipment as well as acquisitions of the assets of ophthalmic practices in Ohio and Alabama, which represent extensions of current market territories. In addition, the Company received $1,234,000 in proceeds from the sale of an investment. Financing activities included an increase in debt and distributions to minority interest. In addition, the Company financed its acquisition of excimer lasers and related equipment with capitalized leases totalling approximately $4 million.

As of September 30, 1999, the Company has approximately $17 million available on its $50 million revolving credit facility. As a result of the unusual charges recorded in the third quarter involving the discontinuance of its acquisition program and restructuring center physician agreements, the Company is in technical noncompliance with certain financial covenants of its revolving credit agreement. The Company is working diligently with its bank group to waive the matters of noncompliance and amend the credit agreement and anticipates resolution of this matter in the near future.

The Company believes that the eye care services industry is entering a period of consolidation and that it may be desirable to become larger in order to continue to be competitive in its operations, especially with its focus on laser vision correction. The Company is evaluating its strategic options, which may include raising additional capital or merging with another company.

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

         The Company is continuing its efforts to address operational concerns raised by the year 2000 issue. The principal areas of concern include ensuring that the systems used in practice management and accounting are year

2000 compliant, addressing issues related to "imbedded systems" in equipment, including medical equipment, and assessing and addressing the potential impact of year 2000 problems with other entities with which the Company has business relationships.

         The Company is in the process of upgrading all of its internal systems, including practice management and accounting. This is a complex project with many aspects, but addressing the year 2000 issue is a part of the project. The overall cost of this systems project will be in excess of $1 million, but a relatively small part is exclusively related to the Year 2000 issue. The Company believes its systems are substantially compliant as of September 30, 1999.

         The Company has inventoried equipment which has imbedded systems which may be affected by the year 2000 issue and contacted the appropriate vendors to ascertain risks and solutions. This project is substantially complete as of September 30, 1999. As a result of these efforts, a small amount of equipment has been replaced and certain other equipment has been upgraded to ensure compliance. The cost of this project has not been and is not expected to be material to the Company's financial statements.

         The Company has corresponded with other entities with which it has business relationships to assess their progress in addressing the year 2000 issue for the purpose of assessing the risks to the Company which may result from this problem. This project is complete as of September 30, 1999, but the Company is continuing to monitor the status of its business partners' efforts in achieving compliance.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
         Not Applicable.

Item 2.  Changes in Securities.
         Not Applicable.

Item 3.  Defaults Upon Senior Securities.
         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         The Company held its annual meeting of shareholders on August 11, 1999. At the meeting, Donald H. Beisner, M.D., David M. Dillman, M.D. and Randall N. Reichle, O.D. were elected to three-year terms on the board of directors, each with a vote of 6,771,289 shares for, 3,267 shares against and 17,507 shares abstaining.

         At the meeting, shareholders also approved an amendment to the Company's articles of incorporation changing the Company's name to VisionAmerica Incorporated by a vote of 6,757,150 shares for, 7,682 shares against and 27,231 shares abstaining. The shareholders approved an amendment to the 1991 Employee Stock Purchase Plan by a vote of 6,677,604 shares for, 51,162 shares against and 63,297 shares abstaining. Shareholders also ratified the authorization of the audit committee of the board of directors to select the Company's independent auditors for 1999 by votes of 6,767,249 in favor, 5,600 against and 19,214 abstaining.

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


                          VISIONAMERICA INCORPORATED
                          ---------------------------------
                          Registrant



          November 22, 1999                   By \s\ Ronald L. Edmonds
                                              ---------------------------------
                                              Ronald L. Edmonds
                                              Executive Vice President and
                                              Chief Financial Officer