Form 10-K405
period 1999-12-31
VISIONAMERICA INC
filed 2000-05-17
CIK 864902

================================================================================

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1999

                                       OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 0-19283

                           VISIONAMERICA INCORPORATED
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

                              Title of each class
                          COMMON STOCK, $.06 PAR VALUE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

===============================================================================

         The registrant's revenues for the twelve months ended December 31, 1999 were $57,101,108.

         The aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant as of March 31, 2000 is approximately $11,827,454. (For purposes of this calculation only, all executive officers and directors are classified as affiliates.)

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                   CLASS                                        OUTSTANDING AT MARCH 31, 2000
        ----------------------------                            -----------------------------
        Common Stock, $.06 par value                                     10,170,789


                      DOCUMENTS INCORPORATED BY REFERENCE

         Documents incorporated by reference and the part of Form 10-K into which the document is incorporated:

                                     None.

                                     PART I

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

         Forward-looking statements contained in this Form 10-K are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. When used in this document and documents referenced herein, the words "intend," "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company are included to identify such forward-looking statements. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties, including without limitation, those identified in this Form 10-K and from time to time in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in the Company's business or growth strategy or an inability to execute its strategy due to changes in its industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. In light of the numerous risks and uncertainties that exist, there can be no assurance that the forward-looking statements contained in this Form 10-K will in fact occur.

ITEM 1.  BUSINESS

THE COMPANY

         VisionAmerica is an eye care company that provides facilities and services to ophthalmologists and optometrists integrating primary, medical and surgical eye care. VisionAmerica manages 22 affiliated practices at which 45 affiliated ophthalmologists provide medical and surgical eye care at the Company's Centers, which include 118 service locations and 8 ambulatory surgery centers (ASCs). The Company generates revenues from professional fees from affiliated practices and facility fees for services provided at the Company's ASCs and laser facilities and the provision of mobile surgical and other supplies and services to eye care providers.

         In early 1999 the Company announced plans to focus its resources on its core business of operating eye care and surgery centers including a major new initiative to expand its laser vision correction capabilities. At December 31, 1999, the Company had excimer laser technology available on-site in all of its 22 markets.

         As a part of the above strategic focus, the Company adopted a plan in the fourth quarter of 1998 to transition the ownership and operation of its managed care subsidiary ("EHN") to a strategic partner. The Company completed the sale of certain assets of EHN in the third quarter of 1999, but the anticipated strategic relationship did not materialize and therefore the Company incurred substantial additional losses in the discontinuance of the remaining operations of EHN. The remaining contracts of EHN have terminated as of December 31, 1999, and the operation should be completely discontinued by the end of May 2000. As a result of these actions, the operations of EHN have been classified as discontinued operations for each period presented in the accompanying financial statements, and an estimated loss on disposal of $768,000 after tax was recognized in the fourth quarter of 1998. Subsequent revisions to the estimated loss resulted in the recognition of approximately $2.8 million in additional pre-tax losses in 1999. No significant financial impact of this operation is expected in 2000.

         Further emphasizing its focus on its core business, during the fourth quarter of 1999 the Company's board of directors adopted plans of disposal related to Primary Eyecare Network ("PEN"), a discount purchasing program for products used in the day-to-day practices of optometrists, and Providers Optical Inc. ("Providers"), which owned a wholesale optical laboratory and operated optical dispensaries at 33 Army & Air Force Exchange Service locations. Providers was sold in 1999 as described below. The Company expects to finalize a sale of PEN during 2000 and no loss on disposal is expected. As a result of these plans, the operations of PEN and Providers have also been classified as discontinued operations for each period presented in the accompanying consolidated financial statements.

         Effective December 14, 1999, the Company sold all of the stock of Providers. Consideration for the stock sale, totaling approximately $2.8 million, consisted of the following: $100,000 due within 90 days of closing, $400,000 due within 180 days of closing, a $1.5 million 9% term note payable over 60 months, and a $1.3 million non-interest bearing balloon note due December 3, 2004 (interest imputed at a 9% stated interest rate for financial reporting purposes). The aggregate loss from Providers for financial reporting purposes from both operations and its disposal totaled approximately $1.3 million for the year ended December 31, 1999. The first $100,000 payment due on the sale was received on March 22, 2000, but failed to clear the Company's bank upon receipt. Subsequent recovery of the $100,000 payment has yet to be resolved, however, the funds have been placed in escrow pending resolution of certain matters. Because of these events and the lack of sufficient information concerning the buyer's current financial condition, the recoverability of the amounts due from the sale are uncertain and potential write-downs thereof could have a material adverse effect on future results of the Company.

EYE CARE INDUSTRY

         According to industry sources, total United States expenditures on eye care were $55 billion in 1998. Expenditures for medical and surgical ophthalmology care in 1998 were approximately $33.2 billion. Approximately $5.2 billion was spent on primary eye care such as eye exams, treatment of vision disorders and prescriptions for eye glasses and contact lenses. Eye care expenditures are expected to increase as the population continues to age and as technological advances make complex ophthalmic procedures more accessible and affordable.

         Ophthalmologists generally specialize in medical and surgical eye care procedures, including cataract surgery, glaucoma surgery, laser procedures for retinal conditions, eyelid surgery, corneal surgery and strabismus surgery. Ophthalmologists are medical doctors who have completed four years of medical school training, a one year internship and at least three additional years of ophthalmic training. In 1998, there were approximately 15,300 ophthalmologists in the United States who performed approximately 2.4 million major surgical procedures. Optometrists specialize in primary eye care and have completed a four-year training program following college to earn a doctor of optometry degree. In 1998, approximately 33,000 optometrists were actively involved in patient care in the United States.

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

         Large retail optical centers have emerged as a significant point of initial patient contact for eye care. Patients increasingly are seeking convenient and accessible primary eye care through discount optical centers that typically feature convenient locations, walk-in service, extended hours of operation, name brand eyeglass frames and contact lenses at low prices and an optometrist on the premises. Such retailers generate the patient volume to support purchases of expensive clinical equipment, allowing affiliated optometrists to further expand their practices. Because of lower patient volumes, independent office-based optometrists typically must expend a greater portion of practice revenue to support the practice's administrative, billing and collections, capital and other overhead costs. The Company believes that the emerging prominence of volume retailers and their affiliated optometric practices has created significant competitive pressure on independent office-based optometrists to reduce their prices and increase their marketing efforts in order to maintain adequate patient volume.

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

STRATEGY

         VisionAmerica's objective is to emphasize and focus on its core business. The Company plans to continue to develop and provide management and other services to comprehensive eye care networks that deliver quality, cost-effective eye care in convenient locations through the cooperative efforts of optometrists and ophthalmologists. The Company seeks to achieve this objective by implementing the following strategy: (i) expanding its laser vision correction services; (ii) expanding its base of affiliated ophthalmologists in VisionAmerica markets; (iii) developing and managing primary care optometric networks; (iv) disposing of certain affiliated practice assets and (v) disposing of PEN and Providers. The Company believes its strategy of organizing ophthalmologists, optometrists, and related ancillary services into cooperative, integrated eye care networks enhances its ability to manage the delivery of quality eye care services cost-effectively. The following is a discussion of the primary components of the Company's strategy.

Expand Laser Vision Correction Services

         In early 1999, the Company announced plans to focus its resources on its core business of operating eye care and surgery centers, including a major new initiative to expand its laser vision correction services. At December 31, 1999, the Company had excimer laser technology available on-site in all of its 22 markets. In connection with this new initiative, VisionAmerica acquired 15 VISX STAR S2(TM) Excimer Laser Systems from VISX(TM), Inc. VISX(TM), Inc. is a U.S. market leader among manufacturers of excimer lasers for ophthalmic use. As a result of this initiative, 10,483 vision correction procedures were performed at VisionAmerica centers in 1999, compared with the 4,588 procedures performed in 1998. It should be noted, however that a substantial number of the 1999 procedures were performed on a complementary or reduced fee basis as a part of the initiative promotion. In addition, 19,589 cataract procedures were performed at VisionAmerica centers in 1999, compared with the 17,587 procedures performed in 1998.

         According to industry sources, approximately 980,000 excimer laser procedures were performed in the United States in 1999. These sources estimate that approximately 1,500,000 excimer laser procedures will be performed in the United States during 2000. This is a significant growth opportunity, and the Company is continuing to take steps to position its Affiliated Practices for success in the refractive surgery marketplace. The Company seeks to provide a comprehensive refractive surgery program for its Affiliated Practices. In addition to providing access to state-of-the-art laser technology, the Company provides technical and patient information support programs. As the refractive surgery market continues to develop, the Company believes that competition will focus on quality, convenience and price. The Company has taken steps to assist its Affiliated Practices in competing in each of these areas.

         In February 2000, the Company announced plans to jointly offer laser vision correction programs in certain of its markets with ICON Laser Eye Centers, Inc., a Canadian publicly-traded company ("ICON"). ICON is a market leader in value-priced excimer laser services. In connection with these joint efforts, ICON provides marketing services to certain Affiliated Practices that desire to participate in this program and access to its telephone response call center for patient follow-up and scheduling. Through April 2000 the two companies have launched 13 VSNA/ICON Laser Eye Centers in various VisionAmerica markets. Optometry affiliates and consumer response has been favorable in each campaign. For example, in all of 1999, VisionAmerica Centers performed a total of 10,483 refractive laser procedures. While in most cases the VSNA/ICON Centers have only been operating for a few weeks, VisionAmerica Centers have already performed 5,614 laser surgeries of which 2,349 were performed in VSNA/ICON Centers. The Company intends to pursue this initiative, as requested by Affiliated Practices, in other VisionAmerica markets that are deemed appropriate for this program.

Expand Base of Affiliated Ophthalmologists

         VisionAmerica intends to expand its network of affiliated ophthalmologists in targeted markets throughout the United States. The Company evaluates potential affiliation candidates based on a variety of factors, including (i) commitment to cooperate with optometrists in the effective co-management of patient care; (ii) medical credentials and reputation; (iii) competitive market position; and (iv) recognition of the need for outside managerial, financial and systems expertise to maximize practice opportunities in a managed care environment. VisionAmerica believes that its experience in the eye care industry, its reputation in the optometric community, the depth of its management team and its affiliation and cooperative operating model make it an attractive partner for ophthalmologists.

Develop and Manage Optometric Networks

         VisionAmerica believes that optometrists are best positioned to provide the primary care component of an integrated eye care delivery system, freeing ophthalmologists to focus on complex medical and surgical procedures. To facilitate the optometrist's role as a primary care provider, VisionAmerica develops and manages optometric networks that position member eye care providers to work cooperatively with affiliated ophthalmologists in delivering a full range of services through VisionAmerica's eye care Centers. These primary care oriented networks result in medically appropriate referrals from network optometrists to affiliated ophthalmologists for medical and surgical procedures. This cooperative approach to patient management enhances the optometrist-to-ophthalmologist referral pattern and increases ophthalmologist productivity. The Company believes that coordination of patient care between optometrists and ophthalmologists is essential to the delivery of quality eye care services on a cost-effective basis, particularly considering recent trends in managed care and cost containment in the health care industry.

Dispose of Practice Assets

         Despite some success in its refractive surgery campaign in certain of its markets, in planning discussions beginning in late 1999 and continuing into 2000, the Company determined that dramatic shifts in strategic and operational focuses were required to enhance the sustainability of the Company's business model. An important component of these shifts in focus was a global evaluation of existing physician practice management relationships and the related assets underneath those contractual arrangements, referred to here as the "impairment analysis." The impairment analysis was characterized by an identification (generally based on poor historical cash flows and/or active disposal consideration) of under-performing physician practice management relationships and an evaluation of the business case for continuation of those relationships. The impairment analysis specifically identified 10 contractual relationships that are economically burdensome to the Company and that also meet the accounting criteria for impairment as of December 31, 1999. As a result of the analysis, the Company recorded an impairment charge to earnings in the 4th quarter of fiscal 1999 totaling $19.2 million, comprised primarily of write-downs of related practice intangible assets.

         The 10 practices identified as impaired represent approximately 26% of the Company's 1999 net revenues from physician practice management operations (the center operations segment). While the Company's Board of Directors has not yet formally adopted plans for disposal of the practice assets discussed above, the Company expects such plans to be adopted in the 2nd quarter of fiscal 2000 and such assets to be reported as held for disposal beginning in that quarter.

Dispose of PEN and Providers

         The Company adopted plans of disposal related to PEN and Providers in the fourth quarter of 1999. As a result of these plans, the operations of PEN and Providers have been classified as discontinued operations for each period presented in the accompanying consolidated financial statements.

          Effective December 14, 1999, the Company sold all of the stock of Providers. Consideration for the stock sale, totaling approximately $2.8 million, consisted of the following: $100,000 due within 90 days of closing, $400,000 due within 180 days of closing, a $1.5 million 9% term note payable over 60 months, and a $1.3 million non-interest bearing balloon note due December 3, 2004 (interest imputed at a 9% stated interest rate for financial reporting purposes). The aggregate loss from Providers for financial reporting purposes from both operations and its disposal totaled approximately $1.3 million for the year ended December 31, 1999. The first $100,000 payment due on the sale was received on March 22, 2000, but failed to clear the Company's bank upon receipt. Subsequent recovery of the $100,000 payment has yet to be resolved. However, the funds have been placed in escrow pending resolution of certain issues. Because of these events and the lack of sufficient information concerning the buyer's current financial condition, the recoverability of the amounts due from the sale are uncertain and potential write-downs thereof could have a material adverse effect on future results of the Company.

VISIONAMERICA SERVICES

         In order to meet the strategic needs of ophthalmologists and optometrists associated with its eye care networks and other health care providers, VisionAmerica provides a wide range of practice management and other services. The Company's services not only allow eye care professionals to devote more of their time to delivery of quality primary, medical and surgical eye care, they are also intended to enable the providers to expand and position their practices effectively in an increasingly competitive health care services environment.

Ophthalmologist Practice Management Services

         VisionAmerica provides a wide range of practice management services in an effort to increase the revenues and manage the expenses of its Affiliated Practices. Affiliated Practices are practices with which VisionAmerica has entered into a management agreement. The Affiliated Practices, together with their physical facilities, are sometimes referred to as Centers. VisionAmerica seeks to increase Affiliated Practices' revenues primarily by expanding laser vision correction services, by building optometric networks to increase patient referrals, by adding medical and surgical eye care services and by expanding a practice's geographic coverage through satellite offices.

         In addition to efforts to increase the revenues of Affiliated Practices, the Company assists in managing their practices more effectively. VisionAmerica recruits a local optometrist to serve as Center Director at each Affiliated Practice and employs all non-physician personnel. The Company is responsible for billing and collections, accounting and financial management, assisting in credentialing affiliated ophthalmologists, negotiating managed care contracts, marketing, supply and equipment purchasing, outcomes assessment, human resources and other administrative services. These services are coordinated through its corporate offices in Memphis, Tennessee and on-site at each Center.

         VisionAmerica implements appropriate financial management procedures and resources at its Centers. The Company's employees provide billing and collections, cash management, financial reporting and capital budgeting services and typically arrange for the provision of equipment financing, auditing, legal and tax services, as well as appropriate insurance coverage. The Company identifies the information requirements of each Affiliated Practice and implements the appropriate systems resources. The Centers are linked by a virtual private network utilizing the internet. The Company plans to link its eye care practice management systems with a corporate data repository. The Company's information technology strategic plan includes enhancing technology resources throughout the system.

         VisionAmerica coordinates purchasing of ophthalmic supplies and equipment at all Centers. In an effort to minimize such costs, the Company leverages its vendor relationships, evaluates and plans equipment requirements, and compares bids on specific items. The Company provides facilities planning assistance including market surveys, lease negotiation and construction oversight for leasehold improvements at Centers, satellites and ASCs.

         To facilitate communications with patients and referring optometrists, the Company supplies Affiliated Practices with standardized clinical and promotional brochures, newsletters and other materials. The Company retains public relations and advertising agencies to develop such materials and to coordinate broader campaigns. The Company maintains a site on the world wide web at www.visionamerica.com which provides information to patients, doctors and the public about the Company's services. The Company also provides human resource services for its Centers, including payroll, employee benefits and related administrative services.

         Based on local market conditions, requests from optometrists, and other factors, from time-to-time VisionAmerica affiliates with optometric practices on a selective basis.

Laser Vision Correction Services

         In early 1999 the Company announced plans to focus its resources on its core business of operating eye care and surgery centers including a major new initiative to expand its laser vision correction capabilities. At December 31, 1999, the Company had excimer laser technology available on-site in all of its 22 markets. In connection with this new initiative, VisionAmerica acquired 15 VISX STAR S2(TM) Excimer Laser Systems from VISX(TM), Inc. VISX, Inc. is a U.S. market leader among manufacturers of excimer lasers for ophthalmic use.

         In February 2000, the Company announced plans to jointly offer laser vision correction programs in certain of its markets with ICON Laser Eye Centers, Inc., a market leader in lower-priced excimer laser services. In connection with these joint efforts, ICON provides marketing services and access to its telephone response call center for patient follow-up and scheduling and the Company provides the facilities and personnel. As of May 15, 2000, this joint program has been initiated in 13 of the company's markets and early results of the joint programs indicate strong market acceptance. The definitive terms of the joint venture relationship have not been finalized, however a letter of intent outlining the arrangement was signed on May 12, 2000, subject to the preparation and execution of definitive documents by May 27, 2000. The letter of intent provides for equal ownership in a newly formed joint venture entity.

         According to industry sources, 980,000 excimer laser procedures were performed in the United States during 1999. These sources estimate that 1,500,000 excimer laser procedures will be performed in the United States during 2000. This is a significant growth opportunity and the Company is continuing to take steps to position its Affiliated Practices for success in the refractive surgery marketplace. The Company seeks to provide a comprehensive refractive surgery program for its Affiliated Practices. The Company is providing support in all aspects of the program, including access to technology, marketing programs, educational programs for doctors, patient information programs, and patient finance programs. The Company maintains a refractive surgery information and referral program on its world wide web site, www.visionamerica.com. In addition, Company representatives monitor all aspects of the refractive surgery marketplace, including emerging technologies, arrange case schedules for affiliated ophthalmologists and their patients, provide the required technical personnel and supplies and sponsor co-management education programs for laser eye centers.

Mobile Surgical and Other Services

         Through the Omega Medical Services division, the Company operates a mobile surgical program that provides ophthalmic surgical equipment, related supplies and technical support personnel to surgical facilities, including hospitals and ASCs, on a per-case basis. This service provides ophthalmologists in suburban or rural areas access to equipment to meet the local demand for complex eye care procedures, and allows the associated facilities to avoid the otherwise substantial capital costs associated with such equipment. VisionAmerica's mobile surgical equipment was used in approximately 2,600 medical and surgical eye care procedures in the year ended December 31, 1999. The Company also provides certain equipment and supply purchasing services to ophthalmologists, hospitals and ASCs.

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

                                                                              DATE
                                                                             OPENED       NUMBER OF
                                                          PRIMARY              OR         AFFILIATED      SERVICE
                  NAME OF CENTER                          LOCATION          ACQUIRED   OPHTHALMOLOGISTS   LOCATIONS
                  --------------                          --------          --------   ----------------   ---------

Omega Eye Care Center...........................     Birmingham, AL             6/89                  4          22

VisionAmerica of North Florida(1)...............     Tallahassee, FL            3/96                  1           1

Omega Eye Associates(1).........................     Clearwater, FL             1/92                  1           2

Eye Institute(2)................................     Newport Richey, FL         1/98                  0           1

Dillman Eye Care................................     Danville, IL               8/97                  1           1

Eye Surgeons & Consultants......................     Chicago, IL                9/97                  4           6

VisionAmerica, of Indiana(1)....................     Marion, IN                 5/97                  1           3

Missouri Eye Institute..........................     Springfield, MO            1/92                  2           8

VisionAmerica of St. Louis......................     St. Louis, MO              1/92                  2           5

Omaha Eye Institute(1)..........................     Omaha, NE                  4/88                  2          10

VisionAmerica of New Mexico.....................     Albuquerque, NM           11/87                  2           5

VisionAmerica of Ohio(1)........................     Circleville, OH           12/97                  3           4

VisionAmerica of Jackson........................     Jackson, TN                5/88                  3           8

VisionAmerica of Memphis........................     Memphis, TN                1/90                  2           3

VisionAmerica(3)................................     Nashville, TN              9/90                  2          15

VisionAmerica of Houston........................     Houston, TX                7/86                  4           3

EyeCare and Surgery Center of North Texas(1)....     Dallas, TX                 9/96                  4           5

Omega Eye Center................................     El Paso, TX                8/89                  1           3

Cataract and Laser Institute(1).................     San Antonio, TX           11/97                  1           5

Capital Eye Consultants.........................     Fairfax, VA                4/88                  2           1

Levin Eye Center(1).............................     Kissimmee, FL              7/98                  1           2

VisionAmerica of Louisiana......................     Metairie, LA               9/98                  2           5
                                                                                                     --         ---

         Total..................................                                                     45         118
                                                                                                     ==         ===

  (1) This Center maintains an ambulatory surgical unit.
  (2) This Center includes an optometry practice and is served by the ophthalmologist associated with the Clearwater center.
  (3) This Center opened an ASC in March 2000.

CORPORATE COMPLIANCE PROGRAM

         The Company implemented a Corporate Compliance Program in 1998. The program includes a Corporate Integrity Statement and Code of Conduct, Fraud and Abuse Policy and other policies and procedures intended to support the Company's commitment to conducting its business in compliance with law. The program is reviewed annually and modified if appropriate. The program is implemented under the direction of the Audit and Compliance Committee of the Board of Directors and includes the designation of a senior officer as chief compliance officer.

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

         The following discussion of the Management Agreements is a general summary of the form of a "typical" Management Agreement. The Company expects to enter into similar agreements with other Affiliated Practices in the future. The actual terms of the individual Management Agreements, and other service agreements into which the Company may enter in the future, may vary in certain respects from the description below as a result of negotiations with the individual practices and the requirements of local regulations. The Centers established prior to 1991 were formed by establishing a network of optometrists to support co-management centers at which ophthalmologists' practices provided medical and surgical eye care pursuant to an independent management contract (the "Independent Contracts"). These Centers generally did not involve the purchase of equipment or other assets from the ophthalmologists or other initial payments from the Company to the ophthalmologists. The term "Management Agreements" includes the Independent Contracts, unless specifically noted. The term "Affiliated Practice" includes ophthalmologists practicing at the Centers, unless specifically noted. The Independent Contracts have certain differing provisions from the current form of Management Agreement, as noted below.

         Pursuant to the Management Agreement, the Company, among other things,
(i) acts as the exclusive manager and administrator of non-medical services relating to the operation of the Affiliated Practices, (ii) bills patients, insurance companies and other third party payors and collects, on behalf of the Affiliated Practices, the fees for professional medical and other services rendered, including goods and supplies sold by the Affiliated Practices, (iii) provides or arranges for, as necessary, clerical, accounting, purchasing, payroll, legal, bookkeeping and computer services and personnel, information management, preparation of certain tax returns, printing, postage and duplication services and medical transcribing services, (iv) supervises and maintains custody of substantially all files and records (medical records of the Affiliated Practices remain the property of the Affiliated Practices), (v) provides facilities for the Affiliated Practices, (vi) prepares annual and capital operating budgets, (vii) orders and purchases equipment, inventory and supplies as reasonably requested by the Affiliated Practices, (viii) implements, in consultation with the Affiliated Practices, local informational programs, (ix) provides financial and business assistance in the negotiation, establishment, supervision and maintenance of contracts and relationships with managed care and other similar providers and payors, and (x) coordinates with the optometric network to arrange for continuing education programs and to provide other information and services requested by the optometric network.

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

COMPETITION

         The Company competes with other private and publicly-traded physician practice management companies which seek to affiliate with eye care professionals. Additionally, certain hospitals, clinics, health care companies, HMOs and retail eye centers engage in similar activities and are, or may become, competitors in providing management to providers of eye care services. Some of these competitors have substantially greater financial resources than the Company. The Company believes that it competes for affiliation candidates primarily on the basis of its management experience in the eye care industry, its reputation in the optometric community, the depth of its management team and its affiliation and cooperative operating model. The Company's Centers compete with the practices of local ophthalmologists as well as with formal and informal organizations of eye care professionals for eye care patients desiring laser vision correction services or other general eye care. The Company believes that it competes for eye care patients primarily on the basis of the quality of its medical and surgical eye care services, cost to patients for its laser vision correction services, patient satisfaction with the staff and service at the Centers, and the strength of its networks of referring optometrists.

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

         Although the Company believes its operations are in material compliance with applicable health care laws, it has not received or applied for a legal opinion from counsel or from any federal or state judicial or regulatory authority to that effect. Many of such laws are broad and subject to varying interpretations, and many aspects of the Company's business operations have not been the subject of state or federal regulatory interpretation. The laws applicable to the Company are subject to evolving interpretations, and therefore, there can be no assurance that a review of the Company or the Affiliated Practices by a court or law enforcement or regulatory authority will not result in a determination that could have a material adverse effect on the Company or the Affiliated Practices. Furthermore, there can be no assurance that the laws applicable to the Company will not be amended in a manner that could have a material adverse effect on the Company.

         The Affiliated Practices are intensely regulated at the federal, state, and local levels. Although these laws often do not directly apply to the Company, to the extent an Affiliated Practice is found to have violated any of these laws, and as a result, suffers a decrease in its revenues or an increase in costs, the Company's results of operations may experience a material adverse effect.

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

         The Stark Self-Referral Laws. The Omnibus Budget Reconciliation Act of 1993 (OBRA '93) includes a provision that significantly expands the scope of the Ethics in Patient Referrals Act, also known as the "Stark Law." The Stark Law originally prohibited a physician from referring a Medicare or Medicaid patient to any "entity" for the provision of clinical laboratory services if the physician or a family member of the physician had an ownership interest or compensation relationship with the entity. The Stark Law, as a result of OBRA '93, currently applies to eleven (11) "designated health services" (including clinical laboratory services), and continues to prohibit a physician from referring Medicare or Medicaid beneficiaries to entities he or she owns or with which he or she has a compensation relationship. In January, 1998, the Health Care Financing Administration issued proposed regulations to the Stark Law. It is not yet possible to predict whether these proposed regulations will be adopted or, if adopted, what their final form, effective dates and impact on the Company will be.

         Reimbursement Requirements. In order to participate in the Medicare and Medicaid programs, the Affiliated Practices must comply with reimbursement regulations, including those that require many health care services to be conducted "incident to" a physician's supervision. Satisfaction of all reimbursement requirements is required under the Company's corporate compliance program. The Company believes that the Affiliated Practices are in compliance with the reimbursement requirements; however, no assurance of such compliance can be given. The Affiliated Practices failure to comply with these reimbursement requirements could negatively affect the Company's results of operations.

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

         Licensure and Certification of Need Requirements. Every state imposes licensing requirements on individual physicians and on facilities and services operated or provided by physicians. Many states also require regulatory approval, including certificates of need, before (a) establishing certain types of health care facilities, (b) offering certain services, or (c) expending monies in excess of statutory thresholds for health care equipment, facilities and programs. The execution of a management agreement with an Affiliated Practice currently does not require any regulatory approval on the part of the Company or any Affiliated Practice. However, in connection with the expansion of existing operations and the entry into new markets, the Company and the Affiliated Practices may become subject to additional regulation.

REGULATORY COMPLIANCE

         The Company recognizes that health care regulations will continue to change, and, as a result, regularly monitors developments in health care law. The Company expects to modify its agreements and operations from time to time as the business and regulatory environment changes. While the Company believes it will be able to structure all of its agreements and operations in accordance with applicable law, there can be no assurance that its arrangements will not be successfully challenged.

EMPLOYEES

         As of December 31, 1999, the Company employed 554 persons, 443 of whom were full-time employees. Under the terms of the Management Agreements with the Affiliated Practices, the Company employs the non-physician personnel of the Centers, primarily clerical, administrative, and technical, that support such Affiliated Practices. No employee of the Company or of any affiliated ophthalmologist is a member of a labor union or subject to a collective bargaining agreement. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

         The Company does not own any real estate. The Company leases 11,000 square feet of space at 5350 Poplar Avenue in Memphis, Tennessee, where the Company's headquarters are located. The lease expires in 2005. Additionally, the Company leases approximately 10,647 square feet in Denver, Colorado, approximately 2,270 square feet used for PEN in San Ramon, California and an aggregate of approximately 237,056 square feet used for Centers and

ASCs managed by the Company. The Company's lease of the Denver space will terminate effective May 31, 2000 in connection with the discontinuance of the operations of EHN. The Company hopes to have a sublessee in place by May of 2000. Total monthly lease payments for all of the above facilities aggregate approximately $319,284.

ITEM 3.  LEGAL PROCEEDINGS

         Except for the matters described below, the Company is not aware of any litigation which is currently pending or threatened against the Company or any outstanding claims against any affiliated ophthalmologist that would have a material adverse effect on the Company's financial condition or results of operations. The Company's affiliated ophthalmologists are from time-to-time involved in legal proceedings incident to their business, most of which involve claims related to the alleged medical malpractice of the affiliated ophthalmologists.

         On December 3, 1999, West Tennessee Eye Associates filed suit against Omega Health Systems of Jackson, Tennessee, Inc. (hereinafter "Omega"), alleging that Omega had tortiously interfered with an employment contract between West Tennessee Eye Associates and Dr. Rolando Toyos. The complaint sought damages in the amount of $1,811,343.00. Omega responded by denying these allegations and by filing a counter-complaint against West Tennessee Eye Associates and two of its principals, Dr. David Irvine and Dr. Antonio Aguirre, alleging that Dr. Aguirre, Dr. Irvine, and West Tennessee Eye Associates had financially damaged Omega. This counter-complaint is based upon theories of liability including breach of contract, bad faith, and misrepresentation. In the counter-complaint, Omega seeks actual damages of $426,532.93 and punitive damages of $4,265,329.30. At the outset of this litigation, West Tennessee Eye Associates sought a temporary restraining order and permanent injunction ordering Dr. Toyos to cease performing ophthalmology services in the Jackson, Tennessee area. When the complaint was presented ex parte to Chancellor Morris in late November of 1999, Chancellor Morris issued such a restraining order. Approximately one week later, at the request of Omega and Dr. Toyos, Chancellor Morris dissolved the restraining order but required the defendants to post a $50,000.00 bond. Extensive discovery took place during December of 1999 and January of 2000. On January 31, 2000, the court held an injunction hearing with respect to West Tennessee Eye Associates' request for an injunction. On April 13, 2000, counsel received a letter from Chancellor Morris indicating that the court was denying the injunction and requesting that the parties file proposed findings and conclusions. The parties' money damage claims are still pending; however no trial date has been set. In the event of an unfavorable ruling, this matter could have a material adverse effect on the Company's financial condition or results of operations.

         On March 30, 2000, an action was filed by Robert Kelly, Jr. in the Federal District Court for the Middle District of Tennessee allegedly on behalf of all individuals and institutional investors that purchased or otherwise acquired publicly-traded securities of the Company between November 5, 1998 and March 24, 2000. The Company, Ronald L. Edmonds, former Chief Financial Officer, and Thomas P. Lewis, Chief Executive Officer are named as defendants. The complaint alleges violations of federal securities laws based upon the provision of false and misleading information about the Company's financial condition during the above period. The complaint alleges that certain shareholders suffered financial losses as a result of the alleged false and misleading information, and the complaint requests class action status for the plaintiffs. The Company has not filed an answer or other responsive pleading and is analyzing the complaint. The Company has Directors and Officers coverage; however, the claim which is alleged would likely be well in excess of the coverage. Until the allegations are fully analyzed the Company is unable to determine the potential impact of this action on the Company. The Company has retained Alston & Bird LLP as lead counsel and Baker, Donelson, Bearman & Caldwell, P.C., as local counsel. Other substantially similar suits have been filed. Specifically, the Company is aware of two substantially similar suits filed in the United States District Court for the Middle District of Tennessee on behalf of plaintiffs identified as H & K Realty and William Washington, III. While these suits are in the very early stages, the Company intends to vigorously defend the suits and to assert defenses on its behalf. In the event of unfavorable rulings, these matters could have a material adverse effect on the Company's financial condition or results of operations.

         ICON Laser Eye Centers, Inc. ("ICON") has requested that the Company re-negotiate certain provisions of the Agreement dated February 24, 2000, wherein ICON purchased 1,000,000 shares of Company common stock for a total purchase price of $4,000,000.00. The Agreement further provides that a warrant for an additional 1,000,000 shares of Company common stock will be issued to ICON if, among other things, a registration statement is not filed for the original 1,000,000 shares by July 31, 2000. The parties entered into a letter of intent regarding the re-negotiation on May 12, 2000. Pursuant to this letter the parties intend to terminate the original Agreement and execute full mutual releases and the Company intends to issue to ICON a subordinated convertible debenture maturing May 31, 2005 with interest at 5% and convertible into Company common stock at $1.00 per share, and a warrant to purchase 1,000,000 shares of Company common stock at $.06 per share. These proposed transactions are subject to a definitive agreement being approved by the board of directors of both companies, the approval of VisionAmerica's shareholders and the approval of the Companies' senior lenders.

         Presently, separate disputes exist between the Company and Dr. Harmeet Chawla, Dr. Joseph Faust and Dr. Mitch Levin. The Company and each of these doctors have been in separate negotiations in an attempt to resolve these disputes. Dr. Chawla and Dr. Faust have filed separate requests for mediation with the American Arbitration Association. Although neither doctor has filed a demand for arbitration or instituted litigation, if these disputes are not resolved by discussions, claims may be made by all or some of the doctors in connection with their respective contractual relationships with the Company.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock was traded on The Nasdaq Small-Cap Market under the symbol OHSI until January 1998 when it became traded on the Nasdaq National Market. The Company's common stock began trading under the symbol VSNA in August 1999. The symbol change occurred in connection with the change of the Company's name from Omega Health Systems, Inc. to VisionAmerica Incorporated effective August 16, 1999. The common stock currently trades under the symbol VSNAE. An "E" was appended to the Company's symbol because the Company failed to timely file its Form 10-K for the 1999 fiscal year. Furthermore, as a result of the failure to file the Form 10-K there is a delisting proceeding regarding the Company's common stock pending before a panel of the Nasdaq Stock Market. The following table sets forth the quarterly high and low sales price information for the Company's common stock during the period from January 1, 1998 through March 31, 2000. Such prices represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

                                         2000                      1999                     1998
                                  -----------------          ----------------         ---------------
                                  High          Low          High         Low         High        Low
                                  ----          ---          ----         ---         ----        ---

              First Quarter       $5.25       $1.38          $4.69       $3.28       $8.00      $6.75
              Second Quarter         --          --           8.63        3.50        7.44       5.88
              Third Quarter          --          --           9.00        5.00        7.13       3.75
              Fourth Quarter         --          --           5.69        2.41        5.00       3.03

         There were 403 holders of record of the Common Stock as of March 31, 2000. The Company believes it had in excess of 1,000 beneficial owners of Common Stock as of March 31, 2000. The Company has not paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         The common stock issued in connection with each of the following transactions was issued in connection with a private placement made to accredited investors.

         In connection with the acquisition by merger as of March 1, 1997, of Refractive Surgery Center of Birmingham, a professional corporation, the Company issued to Sarah J. Hayes, M.D., 108,081 shares of Company Common Stock, valued at $714,414.

         In connection with the purchase as of March 31, 1997, by the Company from Nathan L. Lipton, M.D., P.A. of substantially all of its assets, the Company issued to Dr. Lipton 15,267 shares of Company Common Stock, valued at $100,000.

         In connection with the acquisition as of April 30, 1997, by merger of Primary Eyecare Network and P.E.N. Resources, Inc., the Company issued to Leonard Osias, O.D. and his wife, Irene Osias, 195,365 shares of Company Common Stock, valued at $1,275,928.

         In connection with the acquisition by merger as of May 1, 1997, of Faust Eye Center, P.C., the Company issued to Joseph Faust, M.D. 169,186 shares of Company Common Stock, valued at $1,112,400.

         In connection with the acquisition by merger as of August 29, 1997, of Dillman Eye Care Optical Department, Inc., the Company issued to David M. Dillman, M.D., 76,925 shares of Company Common Stock, valued at $500,000.

         In connection with the acquisition by merger as of September 30, 1997, of Golden Eye Surgeons and Consultants, Ltd., the Company issued to Bruce Golden, M.D. 89,694 shares of Company Common Stock, valued at $672,700. In addition, the Company granted to Dr. Golden the option to purchase 10,000 shares of Company Common Stock at $8.25 per share, exercisable at various dates on or before September 26, 2003.

         In connection with the acquisition by merger as of November 24, 1997 of Alan D. Baribeau, M.D., P.A., the Company issued to Alan D. Baribeau, M.D., 131,250 shares of Company Common Stock valued at $1,050,000.

         In connection with the purchase as of December 16, 1997 of 100% of the outstanding stock of Central Ohio Eye Institute, Inc., the Company issued 440,625 shares of Company Common Stock valued at $3,525,000.

         In connection with the acquisition of certain assets of Physicians Eyecare Network, Inc. as of December 31, 1997, the Company issued to Physicians Eyecare Network, Inc. 175,000 shares of Company Common Stock, valued at $1,500,000.

         In connection with the acquisition by merger as of January 1, 1998, of Hunter, Schulz and Horton, O.D., P.A., the Company issued to Drs. Hunter, Schulz and Horton 130,718 shares of Company Common Stock, valued at $1,000,000.

         In connection with the purchase as of July 11, 1998, of Levin Eye Center, P.A., the Company issued to Mitchell L. Levin, M.D., 151,257 shares of Company Common Stock, valued at $1,022,500.

         In connection with the purchase as of September 1, 1998, of Louisiana Eye Center of New Orleans, P.C., the Company issued to Jeffrey G. Straus, M.D., 106,473 shares of Company Common Stock, valued at $625,000.

         In connection with the acquisition by merger as of October 1, 1999, of Talladega Ophthalmology Associates, P.C., the Company issued to Khalid L. Khan, M.D., 61,050 shares of Company Common Stock valued at $384,000.

         In connection with an agreement as of February 24, 2000, the Company issued to ICON Laser Eye Centers, Inc. ("ICON") 1,000,000 shares of Company Common Stock for a cash payment of $4,000,000. The agreement further provided that a warrant for an additional 1,000,000 shares of Company Common Stock will be issued to ICON if, among other things, a registration statement was not filed for the original 1,000,000 shares by July 31, 2000. The exercise price for the shares under the warrant would be determined by reference to the average trading price of Company Common Stock. ICON requested re-negotiation of this agreement and the parties entered into a letter of intent regarding the re-negotiation on May 12, 2000. Pursuant to this letter of intent the parties intend to terminate the original Agreement and execute full mutual releases and the Company intends to issue to ICON a subordinated convertible debenture maturing May 31, 2005 with interest at 5% and convertible into Company common stock at $1.00 per share, and a warrant to purchase 1,000,000 shares of Company common stock at $.06 per share. These proposed transactions are subject to a definitive agreement being approved by the board of directors of both companies, the approval of VisionAmerica's shareholders and the approval of the Company's senior lenders.

         In connection with an agreement as of May 1, 2000, the Company issued to its senior lenders warrants to purchase 20% percent of the Company's common stock, on a fully diluted basis (2,836,760 shares), exercisable at $0.06 per share. Specifically, Banc of America Commercial Finance Corporation was issued warrants for 1,418,380 shares, U.S. Bank National Association was issued warrants for 851,028 shares, and AMSouth Bank was issued warrants for 567,352 shares. In exchange for these warrants the lenders have agreed to make available a $2.5 million discretionary revolving credit facility to the Company, to provide a $3.0 million letter of credit to the Internal Revenue Service and to make certain other accommodations and provisions. If the Company repays and terminates the $2.5 million credit facility and terminates without drawing the $3.0 Internal Revenue Service letter of credit within six months of their respective effective dates, 50% percent of the warrants will be cancelled at no cost to the Company.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the consolidated financial statements included elsewhere herein. See note 16 to the consolidated financial statements for a discussion of going concern matters affecting the Company.

                                                                     Years ended December 31,
                                                                     ------------------------

                                                      1995          1996            1997           1998           1999
                                                      ----          ----            ----           ----           ----

Net revenues                                      $21,840,434    $28,044,201    $39,755,933    $53,986,833     $ 57,101,108
Net earnings (loss) from continuing
operations                                             12,829      1,545,296      3,268,833      1,661,323      (28,826,774)
Net earnings (loss) from continuing
operations per common share:
   Basic                                                 0.00           0.01           0.44           0.19            (3.20)
   Diluted                                               0.00           0.01           0.42           0.19            (3.20)
Net earnings (loss)                                   480,874      1,303,126      3,882,932      1,213,981      (33,105,145)
Earnings (loss) available to
common shareholders(1)                                480,874       (170,597)     3,863,058      1,213,981      (33,105,145)
Net earnings (loss) per common
   share:(1)
   Basic                                          $      0.10    $     (0.03)   $      0.52    $      0.14            (3.67)
   Diluted                                               0.10          (0.03)          0.50           0.14            (3.67)

                                                                                 December 31,
                                                                                 ------------
                                                      1995          1996            1997           1998           1999
                                                      ----          ----            ----           ----           ----

Total assets                                      $10,292,509    $26,121,860    $59,767,045    $72,972,374     $ 51,705,702
Long-term obligations, net                          1,596,209      1,318,055     23,059,160     31,470,599        6,976,781
Stockholders' equity (deficit)                      3,961,247     15,043,163     27,399,822     30,824,614       (3,140,573)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

DEVELOPMENT OF THE BUSINESS

         In early 1999 the Company announced plans to focus its resources on its core business of operating eye care and surgery centers including a major new initiative to expand its laser vision correction capabilities. At December 31, 1999, the Company had excimer laser technology available on-site in all of its 22 markets.

         As a part of the above strategic focus, the Company adopted a plan in the fourth quarter of 1998 to transition the ownership and operation of its managed care subsidiary ("EHN") to a strategic partner. The Company completed the sale of certain assets of EHN in the third quarter of 1999, but the anticipated strategic relationship did not materialize and therefore the Company incurred substantial additional losses in the discontinuance of the remaining operations of EHN. The remaining contracts of EHN have terminated as of December 31, 1999, and the operation should be completely discontinued by the end of May 2000. As a result of these actions, the operations of EHN have been classified as discontinued operations for each period presented in the accompanying financial statements, and an estimated loss on disposal of $768,000 after tax was recognized in the fourth quarter of 1998.

Subsequent revisions to the estimated loss resulted in the recognition of approximately $2.8 million in additional pre-tax losses in 1999. No significant financial impact of this operation is expected in 2000.

         Further emphasizing its focus on its core business, the Company's board of directors adopted plans of disposal related to its ophthalmic buying group ("PEN") and its wholesale optical laboratory ("Providers") in the fourth quarter of 1999. Providers was sold in 1999 as described below. The Company expects to finalize a sale of PEN during 2000 and no loss on disposal is expected. As a result of these plans, the operations of PEN and Providers have also been classified as discontinued operations for each period presented in the accompanying consolidated financial statements.

         Effective December 14, 1999, the Company sold all of the stock of Providers. Consideration for the stock sale, totaling approximately $2.8 million, consisted of the following: $100,000 due within 90 days of closing, $400,000 due within 180 days of closing, a $1.5 million 9% term note payable over 60 months, and a $1.3 million non-interest bearing balloon note due December 3, 2004 (interest imputed at a 9% stated interest rate for financial reporting purposes). The aggregate loss from Providers for financial reporting purposes from both operations and its disposal totaled approximately $1.3 million for the year ended December 31, 1999. The first $100,000 payment due on the sale was received on March 22, 2000, but failed to clear the Company's bank upon receipt. Subsequent recovery of the $100,000 payment has yet to be resolved however, the funds have been placed in escrow pending resolution of certain matters. Because of these events and the lack of sufficient information concerning the buyer's current financial condition, the recoverability of the amounts due from the sale are uncertain and potential write-downs thereof could have a material adverse effect on future results of the Company.

         Despite some success in its refractive surgery campaign in certain of its markets, in planning discussions beginning in late 1999 and continuing into 2000, the Company determined that dramatic shifts in strategic and operational focuses were required to enhance the sustainability of the Company's business model. An important component of these shifts in focus was a global evaluation of existing physician practice management relationships and the related assets underneath those contractual arrangements, referred to here as the "impairment analysis." The impairment analysis was characterized by an identification (generally based on poor historical cash flows and/or active disposal consideration) of under-performing physician practice management relationships and an evaluation of the business case for continuation of those relationships. The impairment analysis specifically identified ten contractual relationships that are economically burdensome to the Company and that also met the accounting criteria for impairment as of December 31, 1999. As a result of the analysis, the Company recorded an impairment charge to earnings in the fourth quarter of 1999 totaling $19.2 million, comprised primarily of write-downs of related practice intangible assets.

         The ten practices identified as impaired represent approximately 26% of the Company's 1999 net revenues from physician practice management operations (the center operations segment). While the Company's Board of Directors has not yet formally adopted plans for disposal of the practice assets discussed above, the Company expects such plans to be adopted in the second quarter of fiscal 2000 and such assets to be reported as held for disposal beginning in that quarter.

         In February 2000, the Company announced plans to jointly offer laser vision correction programs in certain of its markets with ICON Laser Eye Centers, Inc., a market leader in lower-priced excimer laser services. In connection with these joint efforts, ICON provides marketing services and access to its telephone response call center for patient follow-up and scheduling and the Company provides the facilities and personnel. As of May 15, 2000, this joint program has been initiated in 13 of the company's markets and early results of the joint programs indicate strong market acceptance. The definitive terms of the joint venture relationship have not been finalized, however a letter of intent outlining the arrangement was signed on May 12, 2000, subject to the preparation and execution of definitive documents by May 27, 2000. The letter of intent provides for equal ownership in a newly formed joint venture entity.

LIQUIDITY AND CAPITAL RESOURCES

         The Company incurred a net loss from continuing operations of $28,827,000 for the year ending December 31, 1999, including the impairment charge discussed above. At December 31, 1999, current liabilities ( which includes all amounts due to the Company's senior lenders as discussed below) exceeded current assets by $32,000,000. Comparatively, the Company's net earnings from continuing operations in 1998 were $1,661,000 and it had working capital of $11,441,000 at December 31, 1998. Reflective of these trends, the Company faces significant operational and financial challenges in the near-term, including but not limited to those described below.

         The Company is in technical default under the terms of its revolving credit facility and has not received any waivers of noncompliance with related debt covenants. Because of these circumstances, all amounts due under the facility can be deemed immediately due and payable at the lenders' discretion. Therefore, such amounts totaling

$33,675,000 have been classified as a current liability in the accompanying consolidated financial statements at December 31, 1999. The Company's senior lenders agreed on May 1, 2000, subject to various terms and conditions, to provide a new $2.5 million discretionary over-line as an amendment to the credit facility to fund certain Company expenditures. As a part of this new lending agreement, the senior lenders will receive warrants, exercisable at $0.06 per share, to purchase 20% of the Company's common stock on a fully diluted basis. If the Company repays both the $2.5 million facility and a $3.0 million letter of credit described below within six months of their respective effective dates, 50% of the warrants will be canceled at no cost to the Company. The Company's lenders have not to-date, however, extended any commitment to waive noncompliance with the covenants under the credit facility. The Company does not currently have alternative financing arrangements should the lenders demand repayment. Management intends to pursue the renegotiation of its credit facility with its current lenders. However, if the Company cannot resolve the issues with its current lenders, management expects to pursue alternative financing arrangements. The Company's objective is to achieve a new financing arrangement in such a fashion that the Company's financial position will not be adversely affected. Nevertheless, no new financing arrangements are in place and there can be no assurances that any such arrangements will in fact be consummated.

         At December 31, 1999, the Company had accrued approximately $5.3 million for delinquent unremitted payroll taxes and withholdings. The Company and its advisors are currently negotiating with the Internal Revenue Service
(IRS) regarding a settlement of outstanding amounts (including accumulated penalties and interest) due to the IRS. In an agreement dated May 3, 2000, between the Company, its senior lenders and the IRS, the IRS has agreed to withdraw existing liens against Company assets for the unpaid taxes and withholdings and to refrain from taking any further collection actions against the Company. In exchange, the senior lenders will provide a $3,000,000 letter of credit on which the IRS may draw upon under certain conditions, and in any event after one year if the Company has not settled with the IRS. The Company believes its negotiations with the IRS will result in a settlement within a range, the high end of which is no greater than the recorded liability for these taxes and withholdings. Nevertheless, there can be no assurance that the Company will be able to negotiate a settlement with the IRS for an amount less than is owed, including penalties and interest, and further that, in the event of a settlement, it will have the funds to effect the settlement.

         The Company and certain of its officers are the subjects of various class-action claims, filed at various dates since March 2000, alleging violations of federal securities laws. These complaints generally allege that certain shareholders suffered financial losses as a result of false and misleading information the Company provided about its financial condition. The Company is not yet able to determine what impact, if any, the litigation described above will have on the Company's financial position or results of operations. The Company has directors' and officers' liability insurance coverage that would apply to losses that might be suffered as a result of these claims; however, there is a possibility that related alleged damages may be in excess of such available coverage. An unfavorable outcome to these matters could have a material adverse effect on the Company's financial position or results of operations.

         The Company, with the assistance of its lenders, certain advisors and ICON, is actively and globally evaluating its business strategy and operating model. This evaluation is especially important in light of significant economic weaknesses evidenced by its physician practice management segment throughout 1999 (leading to the impairment analysis and related material charge to 1999 earnings) and what the Company believes are dramatic opportunities to grow and enhance its laser vision correction revenue streams through a joint venture arrangement with ICON. The complexity of the Company's business evaluation is further aggravated by significant immediate liquidity issues that must be addressed in parallel with any contemplated strategic and operational changes.

         The Company is in the process of negotiating the definitive terms of a joint laser vision correction initiative with ICON as discussed above. Additionally, on February 24, 2000, ICON purchased 1,000,000 shares of restricted common stock of the Company for $4,000,000. ICON subsequently requested that the Company renegotiate the transaction and in the letter of intent dated May 12, 2000 noted above, the Company has agreed to rescind the prior stock purchase and issue ICON a $4,000,000 subordinated convertible debenture with interest at 5%, convertible into the Company's common stock at $1.00 per share and maturing on May 31, 2005. ICON would also be issued warrants to purchase 1,000,000 shares of the Company's common stock at $.06 per share. This agreement is also subject to the negotiation and execution of definitive documents by May 27, 2000, and further, would require approval of the Company's shareholders and its senior lenders. The Company views its relationship with ICON as critical to its future business objectives, and therefore the importance of current negotiations with ICON should be viewed in that light.

         In order to emerge from its current liquidity and operational difficulties with a profitable business model, the Company must achieve success on a number of critical fronts, including those described above. While the Company's management is focused on these objectives, there can be no assurance that the Company will in fact achieve such success. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result if the Company is unable to continue to operate its business.

         Net cash used in operations in 1999 was $2,445,000, however, an increase in accounts payable and accrued expenses of $5,927,000 reduced the cash use to this level. The increase in accounts payable and accrued expenses was due to the delinquent payroll taxes and withholdings noted above as well as to an elongation of the Company's payables cycle. Net cash used in investing activities declined to $1,293,000 in 1999 as the Company spent only $1,299,000 on acquisitions of physician practice assets and $1,256,000 on capital expenditures, with the sales of an equity investment and an interest in an ASC providing offsetting cash flows of $1,262,000. The net cash used in operations and investing activities was financed by a net increase in borrowings and the use of approximately $1,234,000 of the Company's cash balance at December 31, 1998.

         As noted above, the Company received $4,000,000 from ICON in February 2000 in a stock purchase transaction. The proceeds were used to make the first principal payment due under the Company's senior credit facility of $1,680,000 and to pay current operating expenses and past due payables. Although alleviating the severity of the Company's immediate cash flow problems, this infusion of capital was not sufficient to satisfy any future working capital needs.

         For the year ended December 31, 1998, the operating activities of the Company generated $1,435,000. The Company used $7,840,000 in investing activities and generated $6,762,000 in financing activities. Cash flows from operations included significant adjustments for depreciation and amortization ($3,140,000) as well as provision for doubtful accounts ($1,575,000). Investing activities during the period included $1,235,000 in capital expenditures for equipment as well as acquisitions of the assets of ophthalmic practices in Florida, Louisiana and New Mexico. Financing activities included an increase in borrowings and distributions to minority interests.

         For the year ended December 31, 1997, the Company generated $2,563,000 in cash from operating activities and used $15,284,000 in investing activities. Financing activities generated cash of $14,043,000. Cash flows from operations included significant adjustments for depreciation and amortization ($1,795,000) and the provision for doubtful accounts ($728,000). The investing cash flows represented the acquisition program and capital expenditures of $1,129,000. Financing activities included borrowings used to finance the acquisition program.

         As noted above, the Company used $1,256,000 in cash for capital expenditures in 1999, compared to $1,235,000 in 1998 and $1,129,000 in 1997. In addition, the Company incurred capital lease obligations of $7,065,000 in 1999, $1,105,000 in 1998, and $642,000 in 1997. These capital acquisitions consisted primarily of purchases of ophthalmic equipment for use in the Company's Centers and satellite locations. The higher level of capital acquisitions in 1999 reflects the Company's initiative to expand laser vision correction services. Expected capital expenditures for 2000 are currently not known, pending the finalization of the Company's strategic plan and the availability of financing.


                   REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                             RESULTS OF OPERATIONS

---------------------------------------------------------------------------------------------


                                                                  Years Ended December 31,
                                                                  ------------------------
---------------------------------------------------------------------------------------------

                                                                  1999       1998       1997
                                                                  ----       ----       ----

Revenues:
   Center net revenues .....................................      95.8%       97.1%      96.3%
   Other ...................................................       4.2         2.9        3.7
                                                                ------      ------     ------
   Total revenues ..........................................     100.0       100.0      100.0

Center operating expenses ..................................      86.2        75.9       76.7
Selling, general and administrative expenses ...............      13.3         9.0        9.8
Cost of sales ..............................................       2.3         1.4        2.1
Provision for doubtful accounts ............................       7.3         2.9        1.8
Impairment of physician practice management assets .........      33.6          --         --
---------------------------------------------------------------------------------------------
Earnings (loss) from operations ............................     (42.7)%      10.8%       9.6%
---------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         TOTAL REVENUES. Total revenues increased from $53,987,000 for the year ended December 31, 1998 to $57,101,000 for the year ended December 31, 1999, an increase of $3,114,000, or 5.8%.

         Center net revenues increased from $52,399,000 for the 1998 period to $54,724,000 for the 1999 period, an increase of $2,325,000, or 4.4%.
         The increase resulted primarily from the additions of Centers in Kissimmee, Florida; Metairie, Louisiana;and Zanesville, Ohio during 1998 and 1999 as well as the addition of an ASC in Kissimmee. Center net revenues for 1999 were negatively impacted by a fourth quarter adjustment of approximately $3,500,000 to the allowance for contractual adjustments which was based on newly available statistical data from the Company's new practice management software and included the impact of increased levels of accounts receivable due from managed care payors. Same-center revenues in the aggregate remained approximately the same between the periods; however, a decline in same-center revenues for the "impaired" centers included in both years of approximately $4,000,000 or 25% was offset by an increase for the other centers of approximately 12%.

         Other revenues increased from $1,587,000 for the 1998 period to $2,377,000 for the 1999 period, an increase of $790,000 or 49.8%. The increase was comprised principally of increases in mobile surgical sales due to additional sites serviced and incremental equipment sales of approximately $406,000.

         CENTER OPERATING EXPENSES. Center operating expenses increased from $40,977,000 for the year ended December 31, 1998 to $49,238,000 for the year ended December 31, 1999, an increase of $8,261,000 or 20.1%. The absolute increase principally reflects the 1998 and 1999 practice additions noted above and increased costs associated with the 1999 refractive surgery initiative. As a percentage of center net revenues, center operating expenses increased from 78.2% in the 1998 period to 90.0% in the 1999 period, due principally to i) the deterioration in the "impaired" centers' revenues, ii) the start-up and incremental costs of the refractive surgery initiative being disproportionate to the related increase in revenues in the other centers, and iii) the effects of the adjustment to the allowance for contractual adjustments noted above.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $4,835,000 for the year ended December 31, 1998 to $7,618,000 for the year ended December 31, 1999, an increase of $2,783,000, or 57.6%. The increase primarily reflects increased spending on the development and implementation of new information systems and increased professional fees incurred in connection with the Company's operational and administrative difficulties. As a percentage of total revenues, selling, general and administrative expenses increased from 9.0% in the 1998 period to 13.3% in the 1999 period.

         COST OF SALES. Cost of sales increased from $744,000 for the year ended December 31, 1998 to $1,306,000 for the year ended December 31, 1999, an increase of $562,000. As a percentage of other revenues, cost of sales increased from 46.8% in the 1998 period to 54.9% in the 1999 period, primarily as a result of the higher mix in 1999 of equipment and supplies sales, which have a relatively lower margin, to mobile surgical sales.

         PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts increased from $1,575,000 for the year ended December 31, 1998 to $4,154,000 for the year ended December 31, 1999, an increase of $2,579,000, or 163.7%. Only $158,000 of the increase reflects the additions of the practices in Kissimmee, Metairie and Zanesville, with the remaining increase of $2,421,000 provided principally for a deterioration in the aging of the accounts receivable caused by disruptions in collections activity associated with the computer systems conversions during the year. As a percentage of total revenues, provision for doubtful accounts increased from 2.9% in the 1998 period to 7.3% in the 1999 period.

         IMPAIRMENT OF PHYSICIAN PRACTICE MANAGEMENT ASSETS. As noted above, the Company recorded an impairment charge to earnings in the 4th quarter of fiscal 1999 totaling $19.2 million, comprised primarily of write-downs of related practice intangible assets.

         NON-OPERATING REVENUE (EXPENSE). In June 1999, the Company recognized a $724,000 gain on the sale of an equity investment. Interest expense increased from $2,626,000 for the year ended 1998 to $3,215,000 for the year ended December 31, 1999, an increase of $589,000, or 22.4%. This increase reflects higher levels of bank borrowings used to finance the 1998 and 1999 acquisitions and working capital needs, as well as the effects of higher interest rates on these floating rate borrowings over the periods.

         INCOME TAX EXPENSE. Despite the large loss from continuing operations before income taxes, the Company provided income tax expense of $1,298,000. This is due principally to state income taxes, a large part of the impairment charge being non-deductible, and an increase in the valuation allowance for deferred tax assets to fully reserve such assets at December 31, 1999. The latter action was a result of management's assessment of the likelihood of realization based principally on the going concern matters discussed above and at note 16 to the consolidated financial statements.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         TOTAL REVENUES. Total revenues increased from $39,756,000 for the year ended December 31, 1997 to $53,987,000 for the year ended December 31, 1998, an increase of $14,231,000, or 35.8%.

         Center net revenues increased from $38,290,000 for the 1997 period to $52,399,000 for the 1998 period, an increase of $14,109,000, or 36.8%.
         The increase resulted primarily from the additions of Centers in Birmingham, Alabama; Marion, Indiana; Danville, Illinois; Chicago, Illinois; San Antonio, Texas; Circleville, Ohio; Kissimmee, Florida; and Metairie, Louisiana during 1997 and 1998 as well as the additions of ASC's in Dallas, San Antonio, Circleville and Kissimmee. In addition, same-center revenues increased 6% for the 1998 period.

         Other revenues increased from $1,466,000 for the 1997 period to $1,587,000 for the 1998 period, an increase of $121,000 or 8.3%. The increase reflected an increase in mobile surgical revenues principally due to site additions.

         CENTER OPERATING EXPENSES. Center operating expenses increased from $30,499,000 for the year ended December 31, 1997 to $40,977,000 for the year ended December 31, 1998, an increase of $10,478,000 or 34.4%. The increase reflected the additions of the practices in Birmingham, Marion, Danville, San Antonio, Circleville, Kissimmee and Metairie, as well as a 6% increase in same-center operating expenses during the 1998 period. As a percentage of center net revenues, center operating expenses decreased from 79.6% in the 1997 period to 78.2% in the 1998 period, reflecting the impact of the added centers and improved performance in certain Centers.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased from $3,907,000 for the year ended December 31, 1997 to $4,835,000 for the year ended December 31, 1998, an increase of $928,000, or 23.8%. The increase primarily reflected development costs associated with expansion of the Company's practice affiliation program. As a percentage of total revenues, selling, general and administrative expenses decreased from 9.8% in the 1997 period to 9.0% in the 1998 period.

         COST OF SALES. Cost of sales decreased from $826,000 for the year ended December 31, 1997 to $744,000 for the year ended December 31, 1998, a decrease of $82,000, or 9.9%. As a percentage of other revenues (to which these costs relate), cost of sales decreased from 56.3% in the 1997 period to 46.8% in the 1998 period, primarily as a result of the higher mix in 1998 of mobile surgical sales, which have a relatively higher margin, to equipment and supplies sales.

         PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts increased from $728,000 for the year ended December 31, 1997 to $1,575,000 for the year ended December 31, 1998, an increase of $847,000, or 116.4%. This increase reflected the additions of the practices in Birmingham, Marion, Danville, San Antonio, Circleville, Kissimmee and Metairie. As a percentage of total revenues, provision for doubtful accounts increased from 1.8% in the 1997 period to 2.9% in the 1998 period.

         INTEREST EXPENSE Interest expense increased from $1,033,000 for the year ended 1997 to $2,626,000 for the year ended December 31, 1998, an increase of $1,593,000, or 154.2%. This increase related to the increase in bank borrowings in 1997 and 1998 used to finance acquisitions and working capital.

IMPACT OF INFLATION AND CHANGING PRICES

         Approximately 37.8%, 3.7% and 29.9% of the Company's total revenues for the year ended December 31, 1999 were reimbursed directly by Medicare, Medicaid and private insurers, respectively. Revenues from these sources may be subject to reduction or other changes not related to the actual costs of eye care procedures performed.

         Effective January 1, 1997 and 1998, Medicare reimbursement rates for certain procedures performed by affiliated ophthalmologists (the "relevant" procedures) were decreased in various amounts. No significant rate schedule changes were effected in January 1999, and changes in rates for relevant procedures in January 2000 were mixed and offsetting. Future reductions in reimbursement rates for relevant procedures could have a negative impact on the results of Center operations if not countered by increases in volume and/or decreases in operating costs.

YEAR 2000

         The year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. The Company developed a Year 2000 Plan to address all of its Year 2000 issues. The Company's primary focus was on its own internal information technology systems, including all types of systems in use by the Company in its operations, finance and human resources departments, and to deal with the most critical systems first.

         The Company has not experienced any significant disruptions to its financial or operating systems caused by failure of computerized systems resulting from Year 2000 issues. Furthermore, the company does not expect Year 2000 issues to have a material adverse effect on the Company's operations or financial results in 2000. Although the company has no information that indicates any significant Year 2000 issues, management recognizes and is attentive to future financial and operational risk associated with Year 2000 computer system failures.

         HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996. The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), required that standards be developed for the privacy and protection of individually identifiable health information. As directed by HIPAA, the federal government recently proposed detailed regulations to protect individual health information that is maintained or transmitted electronically from proper access, alteration or less. Final regulations are expected some time this year. The Company expects that health care organizations will be required to comply with the new standards 24 months after the date of adoption. The Company expects to begin to address HIPAA issues during fiscal year 2000. Because the HIPAA regulations have not been finalized, the Company has not been able to determine the impact of the new standards on it financial position or results. The Company does expect to incur costs to evaluate and implement the rules, and will be actively evaluating such costs and their impact on financial position and operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks. Among these risks is the market risk associated with interest rate movements on outstanding debt. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures. The Company's borrowings under the Credit Facility contain an element of market risk from changes in interest rates. The Company may manage this risk, in part, through the use of interest rate swaps. To date, the Company has not done so. The Company does not enter into interest rate swaps or hold other derivative financial instruments for speculative purposes. For purposes of specific risk analysis, the Company uses sensitivity analysis to determine the impact that market risk exposures may have on the Company. The financial instruments included in the sensitivity analysis consist of all of the Company's cash and equivalents, long-term and short-term debt and all derivative financial instruments. To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The market values for interest rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at December 31, 1999. The market values that result from these computations are compared with the market values of these financial instruments at December 31, 1999. The differences in this comparison are the hypothetical gains or losses associated with each type of risk. A one percent increase or decrease in the levels of interest rates on variable rate debt with all other variables held constant would result in a reduction in pre-tax earnings of approximately $313,000 but would not have a material effect on the fair value of the Company's financial instruments or its financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)      FINANCIAL STATEMENTS

         Index to Consolidated Financial Statements:                                Page
                                                                                    ----
         Independent Auditors' Report                                                F-2

         Consolidated Balance Sheets as of
                  December 31, 1999 and 1998                                         F-3

         Consolidated Statements of Operations
                  for the Years Ended December 31, 1999, 1998 and 1997               F-5

         Consolidated Statements of Stockholders' Equity (Deficit)
                  for the Years Ended December 31, 1999, 1998 and 1997               F-6

         Consolidated Statements of Cash Flows
                  for the Years Ended December 31, 1999, 1998 and 1997               F-7

         Notes to Consolidated Financial Statements                                  F-8

(b) SUPPLEMENTARY DATA - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                                  1999

                                                  FIRST             SECOND              THIRD              FOURTH
                                                 QUARTER            QUARTER            QUARTER             QUARTER
                                               ---------------------------------------------------------------------

Total revenues                                  $14,886,342        $15,053,378        $16,440,989        $ 10,720,299
Earnings (loss) from operations                   1,301,461          1,065,712         (1,378,715)        (25,402,497)
Net earnings (loss) from continuing operations      512,790            597,015         (1,671,332)        (28,265,247)
Net earnings (loss)                                 593,551            692,381         (2,888,415)        (31,502,662)
Earnings (loss) from continuing operations per
common share
  Basic                                                0.06               0.07              (0.19)              (3.09)
  Diluted                                              0.06               0.07              (0.19)              (3.09)
Earnings (loss) per common share
  Basic                                                0.07               0.08              (0.32)              (3.44)
  Diluted                                              0.07               0.08              (0.32)              (3.44)



                                                                          1998
                                                  FIRST          SECOND          THIRD             FOURTH
                                                 QUARTER         QUARTER        QUARTER            QUARTER
                                               -------------------------------------------------------------
Total revenues                                $12,669,401     $13,172,729     $14,152,046        $13,992,657
Earnings from operations                        1,235,880       1,382,254       1,643,304          1,594,896
Net earnings from continuing operations           425,707         414,017         512,227            309,372
Net earnings (loss)                               523,076         544,079         565,333           (418,507)
Earnings from continuing operations
per common share
  Basic                                              0.05            0.05            0.06               0.03
  Diluted                                            0.05            0.05            0.06               0.03
Earnings (loss) per common share
  Basic                                              0.06            0.06            0.06              (0.05)
  Diluted                                            0.06            0.06            0.06              (0.05)



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the Company's executive officers and directors.

NAME                             AGE          POSITION WITH COMPANY
----                             ---          ---------------------
Andrew W. Miller                 55           Director, Chairman and Acting Chief Executive Officer
Thomas P. Lewis                  45           President and Director
Ghassan Barazi                   36           Chief Operating Officer and Director
Allen D. Leck                    52           Senior Vice President - Value Added Services
Cassandra T. Speier              41           Senior Vice President
Randall N. Reichle, O.D.         47           National Optometric Director, Vice President and Director
David M. Dillman, M.D.           49           National Medical Director and Director
Herman L. Tacker, O.D.           61           Director
Ernest B. Remo                   60           Director



Set forth below is biographical information concerning the executive officers of the Company:

         ANDREW W. MILLER has served as the Company's Acting Chief Executive Officer since May 2, 2000, Chairman of the Board of Directors since September 30, 1990 and has been a principal stockholder of the Company since 1986. Mr. Miller served as the Company's Chief Executive Officer from September 30, 1990 until March 1, 1991. Since June 1996, Mr. Miller has served as chairman and chief executive officer of Women's Health Partners, Inc., a physician practice management company specializing in obstetrics and gynecology. Since 1989 Mr. Miller has served as Chairman of American Healthmark, Inc., a hospital ownership and management corporation. Formerly Mr. Miller was affiliated with Surgical Care Affiliates, Inc. ("SCA"), an owner and operator of outpatient health care facilities, Hospital Corporation of America ("HCA") and HCA Management Company ("HMC"), a division of HCA. Mr. Miller is a certified public accountant and prior to his association with HCA was employed by a national accounting firm.

         THOMAS P. LEWIS has been with the Company since its start-up and has been a principal architect in the structure and growth of the Company. Mr. Lewis has been a director since June 1986 when he was first promoted to President and Chief Executive Officer. Mr. Lewis served as Chief Executive Officer until May 1, 2000. As part of a merger agreement, Mr. Lewis served as Executive Vice President and Chief Operating Officer from 1988 to 1990 and resumed his position as President and Chief Executive Officer in March 1990. Mr. Lewis received his Bachelor's degree from Rice University and a Master's degree in Health Care Administration from Trinity University.

         GHASSAN BARAZI has served as Chief Operating Officer and a director of the Company since March 2000. Since September 1999 Mr. Barazi has served as President and Chief Operating Officer of ICON Laser Eye Centers, Inc., an Ontario, Canada publicly traded company specializing in laser vision correction. From 1997 to 1999 Mr. Barazi served as President and Chief Executive Officer of ICON London, A Laser Eye Center, the predecessor of ICON Laser Eye Centers, Inc. He served as President and Chief Operating Officer of Windsor Laser Eye Institute and Lasik Center from 1991 to 1997. Mr. Barazi also serves on the Board of Directors of Eyemakers, Inc., a U.S. publicly traded company specializing in retail optical business.

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

         DAVID M. DILLMAN, M.D. has served as a director of the Company since August 1997, and at that date became the Company's National Medical Director. Dr. Dillman has been in private ophthalmic practice since 1981 and is currently the Medical Director of Dillman Eye Care, an Affiliated Practice, in Danville, Illinois. He has served on the Scientific Advisory Board for the American Society of Cataract and Refractive Surgery, on the board of directors for the American College of Eye Surgeons, and on the panel of the American Academy of Ophthalmology that drafted the monograph "Preferred Practice Patterns for the Care of Cataracts in the Human Adult." Dr. Dillman is a graduate of the University of Notre Dame, received his medical degree from Indiana University and completed his ophthalmology residency at the Mayo Clinic in Rochester, Minnesota.

         HERMAN L. TACKER, O.D. has served as a director of the Company since October 1985. Since 1972, Dr. Tacker has conducted a private optometric practice in Memphis, Tennessee, and has served as a Professor at the Southern College of Optometry. He graduated from the Southern College of Optometry and earned a M.S. Degree in Education from Indiana University.

         ERNEST B. REMO has served as a director of the Company since March 2000. Since June 1999 Mr. Remo has served as Vice-Chairman of ICON Laser Eye Centers, Inc., an Ontario, Canada publicly traded company specializing in laser vision correction. Since June 1999 Mr. Remo has served as Vice Chairman and Chief Executive Officer of Eyemakers, Inc., a U.S. publicly traded company. Mr. Remo has served in those positions since October 1999. From May 1998 to September 1999, Mr. Remo was employed by the Straighter Group, specializing in investments and corporate finance. Prior to that, Mr. Remo worked for many years as a corporate finance and mergers and acquisitions advisor and consultant.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has four committees - an Executive Committee, a Quality Assurance Committee, a Compensation Committee and an Audit and Compliance Committee. Members of the Executive Committee during 1999 were Messrs. Miller, Beisner, Lewis and Tacker. Mr. Beisner is no longer a member of the board of directors. The Executive Committee is authorized by the Board of Directors to take any action, as individually approved by the Board, which may be taken by the Board of Directors, except the power to alter or amend the Bylaws; submit to shareholders any action that needs shareholders' authorization; fill vacancies on the Board of Directors or any committee thereof; or declare dividends or make any other distributions. The Executive Committee held ten meetings during 1999.

         Members of the Quality Assurance Committee during 1999 were Messrs. Dillman, Miller, Lewis and Tacker. The Quality Assurance Committee was appointed by the Board of Directors to establish and monitor risk management policies. The Quality Assurance Committee did not hold any meetings during 1999.

         Members of the Compensation Committee during 1999 were Messrs. Beisner (no longer a director), Miller and Tacker. The Compensation Committee was appointed by the Board of Directors to administer its employee benefit plans. The Compensation Committee held four meetings during 1999.

         Members of the Audit and Compliance Committee during 1999 were Messrs. Beisner (no longer a director), Miller and Tacker. The Audit and Compliance Committee engages the independent auditors and reviews audit fees, supervises matters relating to audit functions, reviews audit results with the auditors, and reviews the scope and results of the company's internal auditing procedures and the adequacy of the internal controls. The Audit and Compliance Committee also supervises the activities of the Corporate Compliance Program and the Compliance Officer, reviews the results of the company's Center Billing and Coding Audit Program, and provides oversight, input, guidance and resolution when the Compliance Officer initiates investigations into compliance complaints. The audit committee held four meetings during 1999.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The federal securities laws require the Company's directors and officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any securities of the Company. To the Company's knowledge, during the fiscal year ended December 31, 1999, all of the Company's officers and directors made all required filings.

ITEM 11. EXECUTIVE COMPENSATION

         The following table shows the aggregate cash compensation paid by the Company to (i) the chief executive officer, and (ii) the 5 most highly compensated executive officers (named executive officers) of the Company for the years ended December 31, 1999, 1998 and 1997.

                              ANNUAL COMPENSATION

                                                                                                               LONG TERM
                                                                                               OTHER          COMPENSATION
NAME AND POSITION                        SALARY         SALARY($)        BONUS($)       COMPENSATION($)        OPTIONS(#)
-----------------                        ------         ---------        --------       ---------------        -----------

Thomas P. Lewis                           1999           214,423           12,000               -0-                 12,000
Chief Executive Officer until 5/2/00      1998           200,000           12,000               -0-                    -0-
President                                 1997           175,000           22,500               -0-                    -0-

Ronald L. Edmonds(1)                      1999           155,000            8,000               -0-                  8,000
Executive Vice President and              1998           130,000            8,000               -0-                    -0-
Chief Financial Officer                   1997           115,000           20,000               -0-                 25,000

Allen D. Leck                             1999           179,038          100,979               -0-                    -0-
Senior Vice President                     1998           175,577           66,823               -0-                 15,000
Optometric Practice Services              1997            75,519           14,885               -0-                 25,000

Randall N. Reichle, O.D.                  1999           119,834           31,570               -0-                    -0-
Vice President and                        1998           120,612           17,476               -0-                    -0-
National Optometric Director              1997            98,875           32,713               -0-                    -0-

Robert C. Kelly(2)                        1999           105,385           39,230            26,700                    -0-
Senior Vice President,                    1998            95,385              -0-               -0-                 15,000
Center Operations                         1997               -0-              -0-               -0-                    -0-

Cassandra T. Speier                       1999           111,258           15,540               -0-                    -0-
Senior Vice President, Development        1998           109,039            7,500               -0-                    -0-
Corporate Compliance Officer              1997            91,540              -0-               -0-                    -0-

-------------------------
(1) Ronald L. Edmonds resigned from the Company on March 24, 2000.
(2) Robert C. Kelley has given notice to the Company of his intention to cease employment in 2000.

                            OPTION GRANTS IN 1999(1)

                                                                                                       POTENTIAL REALIZABLE
                                                                                                    VALUE AT ASSUMED RATES OF
                                                                                                      STOCK APPRECIATION FOR
                                                                                                           OPTION TERM
                                           % OF TOTAL OPTIONS      EXERCISE
                             OPTIONS           GRANTED TO            PRICE
NAME                         GRANTED        EMPLOYEES IN 1999       ($/SH)       EXPIRATION DATE       5%($)          10%($)
----                         -------        -----------------       ------       ---------------       -----          ------
Thomas P. Lewis              12,000                27%               4.00         January, 2005         N/A            N/A
Ronald L. Edmonds             8,000                18%               4.00         January, 2005         N/A            N/A



     AGGREGATED OPTION EXERCISES IN 1999(1) AND YEAR END OPTION VALUES(1)


                                                                   NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED
NAME                      SHARES ACQUIRED        VALUE              OPTIONS AT YEAR END       IN-THE-MONEY OPTIONS AT YEAR END
                            ON EXERCISE      REALIZED($)(1)      EXERCISABLE/UNEXERCISABLE    ($) EXERCISABLE/UNEXERCISABLE(2)
                          ---------------   ----------------     -------------------------    --------------------------------
Thomas P. Lewis                15,625           $125,000              33,332/78,668                         0/0
Ronald L. Edmonds               5,208             41,665                   0/66,667                         0/0
Allen D. Leck                     -0-                -0-                   0/15,000                         0/0
Randall N. Reichle, O.D.        6,875             55,000               1,666/3,334                         0/0
Cassandra T. Speier               -0-                -0-              23,333/16,667                         0/0
Robert C. Kelly                   -0-                -0-                   0/15,000                         0/0


(1) Option values are based on market price per share at date of exercise.
(2) Option values are based on a December 31, 1999 market price per share of $3.00.


COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The compensation of the company's executive officers is reviewed and approved by the Compensation Committee. During 1999 and the first quarter of 2000, the Compensation Committee was composed of Mr. Miller, Dr. Donald P. Beisner and Dr. Tacker, none of whom at any time has been an officer or employee of the Company, except that Mr. Miller served as the Company's interim chief executive officer, not as an employee, from September 30, 1990 until March 1, 1991. Furthermore, as of May 2, 2000, Mr. Miller began serving as the Company's acting chief executive officer. Mr. Miller is serving in such capacity without compensation. In addition to reviewing and approving executive officers' salary and bonus arrangements, the Compensation Committee administers the awards of stock options pursuant to the Company's Stock Option Plan. Dr. Beisner no longer serves on the Compensation Committee, having resigned from the board of directors of the Company.

COMPENSATION POLICIES APPLICABLE TO EXECUTIVE OFFICERS FOR 1999

         The objectives of the Company's executive compensation program are to
(1) attract, motivate and retain key executives responsible for the success of the Company, (2) reward key executives based on corporate and individual performance, and (3) provide incentives designed to maximize shareholder value. The three primary components of the executive officer compensation program are base salaries, cash bonuses, and equity awards in the form of stock options.

         The base salary of each of the Company's executive officers is established pursuant to an employment agreement that is approved by the Compensation Committee. Base salaries are reviewed by the Compensation Committee and may be increased in the Committee's discretion.

         Each executive officer is entitled to receive such bonuses or other incentive compensation as the Compensation Committee determines in its sole discretion. In determining bonuses, the Committee considers overall company performance and the performance of the individual executive in contributing to the overall company performance. Dr. Reichle has specific bonus arrangements based on performance, in terms of earnings and revenues, of the business units of the Company to which he gives leadership.

         In order to align long-term interests of executive officers with those of shareholders, the Compensation Committee, in its subjective discretion, from time to time considers the award of stock options. The terms of these options, including the sizes of the grants, are determined by the Compensation Committee based on its subjective judgment and without regard to any specific performance criteria. Awards of stock options to executive officers have historically been for a term of six years at then-current market prices with vesting in the third, fourth and fifth years of the option term.

CEO COMPENSATION

         In evaluating the compensation of Thomas P. Lewis, the Company's chief executive officer during fiscal year 1999, the Compensation Committee utilized the same compensation policies applicable to executive officers in general. As of August 1, 1996, the Company entered into an Employment Agreement with Mr. Lewis. The Agreement increased Mr. Lewis' annual base salary to $150,000 and provides for a salary increase of $50,000 upon the Company achieving a specific earnings per share performance goal, which was met in 1997. The Agreement granted Mr. Lewis qualified options to purchase 100,000 shares of the Company stock at $5.75 per share, reduced in November 1999 to $4.50, which options do not vest the first two years and vest 1/3 per year beginning August 1, 1999. The options terminate August 1, 2002. The Company also agreed to grant Mr. Lewis options to purchase an additional 100,000 shares of Company common stock, which grant is contingent upon the Company achieving a specific earnings per share performance goal. As part of the Agreement, Mr. Lewis agreed to certain non-competition and confidentiality provisions that would continue after the termination of his employment. In the event of Mr. Lewis' termination of employment related to a change in control of the Company, Mr. Lewis shall be paid by the Company a lump sum payment of one year's salary, and the Company shall provide for two years certain insurance benefits.

REPORT ON REPRICING OF OPTIONS

         On November 3, 1998, the Compensation Committee of the Board of Directors voted to reprice certain outstanding stock options under the 1995 Plan. All options issued under the 1995 Plan with an exercise price greater than $4.50 were cancelled and reissued with an exercise price of $4.50, which was the market price on November 3, 1998, the new grant date. This action was taken because, in the opinion of the compensation committee, it was necessary to ensure that the economic value of options continued to align the interests of executive officers with shareholders and ensure that the Plan was effective in retaining key executives.

                                                   NUMBER OF          MARKET PRICE       EXERCISE PRICE       NEW     REMAINING
                                                  UNDERLYING        STOCK AT TIME OF       AT TIME OF      EXERCISE      TERM
NAME                               DATE           SECURITIES           REPRICING            REPRICING        PRICE     (MONTHS)
----                               ----           ----------        ----------------     --------------    --------   ----------
Ronald L. Edmonds                 11/3/98             25,000              4.50                5.75           4.50         33
Ronald L. Edmonds                 11/3/98             25,000              4.50                6.50           4.50         38
Thomas P. Lewis                   11/3/98            100,000              4.50                5.75           4.50         33
Cassandra T. Speier               11/3/98             25,000              4.50                5.75           4.50         51
Randall N. Reichle, O.D.          11/3/98              5,000              4.50                5.75           4.50         33
Allen D. Leck                     11/3/98             15,000              4.50                7.31           4.50         54


                  ANDREW W. MILLER                 HERMAN L. TACKER, O.D.

Donald P. Beisner, M.D. was a member of the Compensation Committee throughout fiscal year 1999 and the first quarter of 2000. Dr. Beisner is no longer a director of the Company or a member of the Compensation Committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee is currently composed of Mr. Miller, Dr. Tacker and Dr. Dillman, none of whom at any time has been an officer or employee of the Company, except that Mr. Miller did serve as the Company's chief executive officer, not as an employee, from September 30, 1990 until March 1, 1991. Furthermore, Mr. Miller now serves as the acting chief executive officer, without compensation. No executive officer of the Company served during 1998 or 1999 as a member of a compensation committee or as a director of any entity of which any of the Company's directors serves as an executive officer.

PERFORMANCE TABLE

         The following graph compares the cumulative returns of $100 invested on December 31, 1994 in (a) the Company, (b) the CRSP Index for the Nasdaq Stock Market ("The Nasdaq Stock Market"), and (3) the CRSP Index for Nasdaq Health Services Stocks ("Nasdaq Health Services Stocks"), assuming reinvestment of all dividends.

                     INDEXED TO 1994                 INDEXED TO 1994                 INDEXED TO 1994
                VISIONAMERICA INCORPORATED       THE NASDAQ STOCK MARKET      NASDAQ HEALTH SERVICES STOCKS
1994                       100                             100                             100
1995                       116                             141                             127
1996                       147                             174                             127
1997                       166                             213                             129
1998                        96                             300                             109
1999                        67                             546                              89


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 31, 2000, the Company's records indicated that the following number of shares were beneficially owned by (i) each person known by the Company to beneficially own more than 5% of the Company's shares; (ii) directors and executive officers; and (iii) directors and officers of the Company as a group.

                                                           AMOUNT AND NATURE OF
              NAME OF BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP(1)       PERCENT OF CLASS(1)
              ------------------------                   ------------------------      --------------------
(i)      ICON Laser Eye Centers, Inc.(2)                         1,440,000                     14.1%

         Harmeet Chawla, M.D.(3)                                   535,506                      5.2

(ii)     Andrew W. Miller(4)                                       478,492                      4.7

         Herman L. Tacker, O.D.(5)                                 125,000                      1.2

         David M. Dillman, M.D.                                     66,667                      0.7

         Thomas P. Lewis(6)                                        205,582                      2.0

         Ernest B. Remo(7)                                       1,440,000                     14.1

         Ghassan Barazi(7)                                       1,440,000                     14.1

         Allen D. Leck                                               1,633                      0.0

         Randall N. Reichle, O.D.(8)                                21,444                      0.2

(iii)    Directors  and  Executive Officers as a                 2,364,151                     23.0
         group (10 persons)(9)


(1) Unless otherwise indicated, beneficial ownership consists of sole voting and investing power based on 10,339,777 shares issued and outstanding, including options and warrants to purchase 126,388 shares which are exercisable or become exercisable within 60 days.

(2) The purchase by ICON of 1,000,000 shares of Company common stock in February 2000 has been proposed to be rescinded pursuant to the renegotiation described in Note 13 of the Notes to Consolidated Financial Statements.

(3)      The number of shares for Dr. Harmeet Chawla was obtained from a
         Schedule 13-D filed by Dr. Harmeet Chawla on April 7, 2000.

(4)      Included in Mr. Miller's shares are options to purchase 20,000 shares.

(5) Of the total of 136,886 shares shown, 16,875 are held jointly by Dr. Tacker and his wife, Wilma R. Tacker. Included in Dr. Tacker's shares are options to purchase 20,000 shares.

(6)      Included in Mr. Lewis' shares are options to purchase 33,332 shares.

(7) Included in the share ownership for Messrs. Remo and Barazi is 1,440,000 shares owned by ICON Laser Eye Centers, Inc., a company for which they serve as directors.

(8)      Included in Dr. Reichle's shares are options to purchase 1,666 shares.

(9) Included in the ownership of directors and executive officers as a group are options to purchase 78,331 shares, which are exercisable or become exercisable within 60 days.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has, and expects to have, transactions in the ordinary course of its business with directors and officers of the Company and their affiliates, including members of their families or corporations, partnerships or other organizations in which such officers or directors have a controlling interest, on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. The Company has an agreement to perform management services for Cathleen M. Schanzer, M.D., the Medical Director for the Company's Memphis Center. Dr. Schanzer is the wife of the Company's President, Thomas P. Lewis. The management agreement provides that the Company receives 65% of the collections of Dr. Schanzer's Center subject to a minimum allowance given to Dr. Schanzer equal to $204,000 or 35% of the collections, whichever is greater. Dr. Schanzer received approximately $527,000 in 1999 pursuant to the management agreement.

         David M. Dillman, M.D., a director of the Company, was paid $50,000 during 1999 for his services as National Medical Director. Dr. Dillman was also paid $313,000 during 1999 for his services as the Medical Director and physician at his local center.

         ICON Laser Eye Centers, Inc. ("ICON") and the Company entered into an Agreement dated February 24, 2000, wherein ICON purchased 1,000,000 shares of Company common stock for a total purchase price of $4,000,000.00. The Agreement further provides that a warrant for an additional 1,000,000 shares of Company common stock would be issued to ICON if, among other things, a registration statement was not filed for the original 1,000,000 shares by July 31, 2000. ICON requested re-negotiation of this Agreement and the parties entered into a letter of intent regarding the re-negotiation on May 12, 2000. Pursuant to this letter of intent the parties intend to terminate the original Agreement and execute full mutual releases and the Company intends to issue to ICON a subordinated convertible debenture note maturing May 31, 2005 with interest at 5% and convertible into Company common stock at $1.00 per share, and a warrant to purchase 1,000,000 shares of Company common stock at $.06 per share. These proposed transactions are subject to a definitive agreement being approved by the board of directors of both companies, the approval of VisionAmerica's shareholders and the approval of the Companies' senior lenders.



             THE REMAINDER OF THIS PAGE IS LEFT INTENTIONALLY BLANK

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements

         Consolidated Financial Statements and Supplementary Data. Listed in the Index to Financial Statements provided in response to Item 8 hereof (see p. 33 for Index).

(b)  Exhibits

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
3.1      Articles of Incorporation*
3.2      Amendment to Articles of Incorporation**
3.3      Second Amendment to the Articles of Incorporation
3.4      Bylaws*
3.5      Amendment to Bylaws
4.1      Form of Common Stock Certificate*
11       Statement Re: Computation of Per Share Earnings
22       Subsidiaries of the Registrant
23       Consent of Independent Accountants


* Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-18, Registration No. 33-35262-A.

** Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, registration Statement No. 333-38885.

(c)  Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           VISIONAMERICA INCORPORATED

                           By /s/ Andrew W. Miller
                               -------------------------------------------------
                                  Andrew W. Miller
                                  Chairman and Acting Chief Executive Officer

                                  Date      May   , 2000


         In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                          TITLE                            DATE
         ---------                                          -----                            ----
/s/ Andrew W. Miller                                  Chairman of the Board, Acting Chief    5/17/00
----------------------------------------------        Executive Officer
Andrew W. Miller

/s/ Thomas P. Lewis                                   President,                             5/17/00
----------------------------------------------        Chief Executive Officer and
Thomas P. Lewis                                       Director

/s/ Todd E. Smith                                     Chief Accounting Officer               5/17/00
----------------------------------------------
Todd E. Smith

/s/ Ghassan Barazi                                    Chief Operating Officer and            5/17/00
----------------------------------------------        Director
Ghassan Barazi

/s/ Randall N. Reichle, O.D., F.A.A.O.                Vice President, National Optometric    5/17/00
----------------------------------------------        Director and Director
Randall N. Reichle, O.D., F.A.A.O.

/s/ David M. Dillman, M.D.                            Director                               5/17/00
----------------------------------------------
David M. Dillman, M.D.

/s/ Herman L. Tacker, O.D.                            Director                               5/17/00
----------------------------------------------
Herman L. Tacker, O.D.

/s/ Ernest Remo                                       Director                               5/17/00
----------------------------------------------
Ernest Remo


                   VISIONAMERICA INCORPORATED AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
VisionAmerica Incorporated:


We have audited the accompanying consolidated balance sheets of VisionAmerica Incorporated and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VisionAmerica Incorporated and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 5 to the consolidated financial statements, the Company is in technical default under the terms of its senior credit facility and has not received any waivers of noncompliance with related debt covenants. Additionally, the Company's senior lenders have not to-date extended any commitment to waive such noncompliance or otherwise renegotiate the terms of the senior credit facility. Because of these circumstances, all amounts due under the facility can be deemed immediately due and payable at the lenders' discretion. Accordingly, such amounts have been classified as a current liability in the accompanying consolidated financial statements at December 31, 1999. The Company does not currently have alternative financing arrangements should the lenders demand repayment. Additionally, the Company must address significant cash flow concerns in the near-term, continue the negotiation process regarding the payroll tax matter described in note 14, and manage multiple class action claims as discussed in note 14. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                KPMG LLP

Memphis, Tennessee
May 16, 2000

                   VISIONAMERICA INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998

                      ASSETS                              1999             1998
                                                      ------------     -----------
Current assets:
    Cash                                              $  1,866,616       3,100,145
    Accounts receivable, net of allowance for
       doubtful accounts of $3,099,000 and
       $1,065,000 at December 31, 1999 and
       1998, respectively (note 3)                       8,705,593      14,469,802

    Inventories                                            900,418       1,862,645
    Prepaid expenses                                       674,901         912,200
    Net assets held for disposal (note 10)               3,644,615       1,200,000
                                                      ------------     -----------
                     Total current assets               15,792,143      21,544,792
                                                      ------------     -----------
Equipment, furniture and fixtures (notes 4 and 5):
    Owned                                               17,878,119      17,530,490
    Held under capital lease                            11,049,436       4,046,613
                                                      ------------     -----------
                                                        28,927,555      21,577,103

    Less accumulated depreciation and
       amortization                                    (10,978,361)     (8,581,509)
                                                      ------------     -----------
                     Equipment, furniture and
                       fixtures, net                    17,949,194      12,995,594
                                                      ------------     -----------
Management agreements, net of
    accumulated amortization of $1,863,000
    and $2,078,000 at December 31, 1999 and
    1998, respectively (notes 2 and 15)                 14,229,901      34,748,320

Notes receivable (note 10)                               2,830,310              --

Deferred tax asset (note 7)                                     --       1,923,000

Other assets (notes 5 and 6)                               904,154       1,760,668
                                                      ============     ===========
                                                      $ 51,705,702      72,972,374
                                                      ============     ===========



     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   1999            1998
                                                                  ------------     -----------
Current liabilities:
    Accounts payable                                              $  5,507,401       4,789,165
    Accrued expenses (note 14)                                       6,505,461       4,025,383
    Current installments of obligations under
       capital leases and long-term debt
       (notes 4 and 5)                                              35,779,628       1,289,335
                                                                  ------------     -----------
                   Total current liabilities                        47,792,490      10,103,883
Obligations under capital leases, excluding current
    installments (note 4)                                            6,628,636       1,746,094
Long-term debt, excluding current installments (note 5)                348,145      29,724,505
                                                                  ------------     -----------
                   Total liabilities                                54,769,271      41,574,482
                                                                  ------------     -----------
Minority interest in partnerships                                       77,004         573,278
                                                                  ------------     -----------
Stockholders' equity (deficit) (notes 2 and 8):
    Common stock, par value of $0.06;
       authorized 25,000,000 shares; issued
       9,189,274 and 9,005,588 shares at
       December 31, 1999 and 1998, respectively                        551,218         540,178
    Treasury stock                                                    (152,609)       (138,346)
    Additional paid-in capital                                      33,028,534      33,885,353
    Accumulated deficit                                            (36,567,716)     (3,462,571)
                                                                  ------------     -----------
                   Net stockholders' equity (deficit)               (3,140,573)     30,824,614
                                                                  ------------     -----------
Commitments and contingencies (notes 4, 5, 10, 13, 14, and 16)

                                                                  $ 51,705,702      72,972,374
                                                                  ============     ===========




See accompanying notes to consolidated financial statements

                   VISIONAMERICA INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1999, 1998 and 1997


                                                                         1999              1998              1997
                                                                     ------------       -----------       -----------

Center net revenues (note 17)                                        $ 54,724,106        52,399,358        38,289,761
Other revenues                                                          2,377,002         1,587,475         1,466,172
                                                                     ------------       -----------       -----------
              Total revenues                                           57,101,108        53,986,833        39,755,933
Center operating expenses                                              49,237,664        40,977,020        30,498,611
Selling, general and administrative expenses                            7,617,685         4,834,937         3,906,687
Cost of sales                                                           1,305,924           743,652           825,876
Provision for doubtful accounts (note 17)                               4,153,874         1,574,890           727,782
Impairment of physician practice management
    assets (notes 15 and 17)                                           19,200,000              --                --
                                                                     ------------       -----------       -----------
              Earnings (loss) from operations                         (24,414,039)        5,856,334         3,796,977
Non-operating revenue (expense):
    Gain from sale of investment (note 6)                                 724,242              --                --
    Interest expense                                                   (3,215,257)       (2,626,055)       (1,033,139)
                                                                     ------------       -----------       -----------
              Earnings (loss) from continuing operations before
                  minority interests and income taxes                 (26,905,054)        3,230,279         2,763,838
Minority interests in income of partnerships                             (623,720)         (624,956)         (405,005)
                                                                     ------------       -----------       -----------
              Earnings (loss) from continuing operations
                  before income taxes                                 (27,528,774)        2,605,323         2,358,833
Income tax (expense) benefit (notes 7 and 17)                          (1,298,000)         (944,000)          910,000
                                                                     ------------       -----------       -----------
              Net earnings (loss) from continuing operations          (28,826,774)        1,661,323         3,268,833
                                                                     ------------       -----------       -----------
Discontinued operations (notes 7, 10 and 17):
    Loss on disposal, net of tax                                       (4,540,984)         (768,000)
    Operations, net of tax                                                262,613           320,658           614,099
                                                                     ------------       -----------       -----------
              Net earnings (loss) from discontinued operations         (4,278,371)         (447,342)          614,099
                                                                     ------------       -----------       -----------
              Net earnings (loss)                                     (33,105,145)        1,213,981         3,882,932
Preferred dividends (note 8)                                                 --                --             (19,874)
                                                                     ------------       -----------       -----------
Net earnings (loss) available to common
    shareholders                                                     $(33,105,145)        1,213,981         3,863,058
                                                                     ============       ===========       ===========






                                      F-5                           (Continued)

                   VISIONAMERICA INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1999, 1998 and 1997



                                                 1999         1998          1997
                                             -----------    ---------    ---------
Net earnings (loss) from continuing
   operations per common share:
       Basic                                 $     (3.20)         .19          .44
                                             ===========    =========    =========
       Diluted                               $     (3.20)         .19          .42
                                             ===========    =========    =========
Net earnings (loss) from discontinued
   operations per common share:
       Basic                                 $      (.47)        (.05)         .08
                                             ===========    =========    =========
       Diluted                               $      (.47)        (.05)         .08
                                             ===========    =========    =========
Net earnings (loss) per common share:
    Basic                                    $     (3.67)         .14          .52
                                             ===========    =========    =========
    Diluted                                  $     (3.67)         .14          .50
                                             ===========    =========    =========
Weighted average shares outstanding:
    Basic                                      9,019,563    8,821,995    7,417,878
                                             ===========    =========    =========
    Diluted                                    9,019,563    8,915,453    7,769,656
                                             ===========    =========    =========




See accompanying notes to consolidated financial statements.

                   VISIONAMERICA INCORPORATED AND SUBSIDIARIES

            Consolidated Statements of Stockholders' Equity (Deficit)

                  Years ended December 31, 1999, 1998 and 1997



                                                                                  ADDITIONAL                             NET
                                       PREFERRED       COMMON      TREASURY        PAID-IN        ACCUMULATED       STOCKHOLDERS'
                                         STOCK         STOCK         STOCK         CAPITAL          DEFICIT        EQUITY (DEFICIT)
                                      ----------     ----------    ---------     -----------      ------------    -----------------
Balances at December 31, 1996          $ 485,049       411,946          --        22,685,778        (8,539,610)       15,043,163

    Issuance of 113,653 shares of
      common stock with
      conversion of 59 shares
      of preferred stock                (485,049)        6,819          --           478,230              --                --
    Issuance of 1,587,106 shares
      of common stock                       --          95,226          --         8,378,501              --           8,473,727
    In-kind dividends on
      preferred stock                       --            --            --            19,874           (19,874)             --
    Net earnings                            --            --            --              --           3,882,932         3,882,932
                                       ---------       -------      --------     -----------       -----------       -----------
Balances at December 31, 1997               --         513,991          --        31,562,383        (4,676,552)       27,399,822

    Purchase of treasury stock              --            --        (138,346)           --                --            (138,346)
    Issuance of 436,755 shares
      of common stock                       --          26,187          --         2,322,970              --           2,349,157
    Net earnings                            --            --            --              --           1,213,981         1,213,981
                                       ---------       -------      --------     -----------       -----------       -----------
Balances at December 31, 1998               --         540,178      (138,346)     33,885,353        (3,462,571)       30,824,614

    Receipt of treasury stock               --            --         (14,263)     (1,263,496)             --          (1,277,759)
    Issuance of 183,684 shares
      of common stock                       --          11,040          --           406,677              --             417,717
    Net loss                                --            --            --              --         (33,105,145)      (33,105,145)
                                       ---------       -------      --------     -----------       -----------       -----------
Balances at December 31, 1999          $    --         551,218      (152,609)     33,028,534       (36,567,716)       (3,140,573)
                                       =========       =======      ========     ===========       ===========       ===========



See accompanying notes to consolidated financial statements.

                   VISIONAMERICA INCORPORATED AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997


                                                                          1999             1998              1997
                                                                      ------------       ----------       -----------
Cash flows from operating activities:
    Net earnings (loss)                                               $(33,105,145)       1,213,981         3,882,932
    Adjustments to reconcile net earnings (loss) to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                                   4,067,096        3,140,307         1,794,838
         Disposal items, net                                                83,543        1,180,397          (260,831)
         Deferred income tax (benefit) expense                           1,923,000         (567,000)         (910,000)
         Provision for doubtful accounts                                 4,153,874        1,574,890           727,782
         Impairment of physician practice management assets             19,200,000                               --
         Minority interests in income of partnerships                      623,720          624,956           405,005
         Gain on sale of investment                                       (724,242)            --                --
         Changes, net of acquisition effects, in
            operating assets and liabilities:
              Accounts receivable, net                                  (2,270,979)      (3,989,820)       (2,730,364)
              Other assets                                              (2,323,635)      (1,950,690)         (613,576)
              Accounts payable and accrued expenses                      5,927,715          208,186           266,801
                                                                      ------------       ----------       -----------
                    Net cash provided by (used in) operating
                       activities                                       (2,445,053)       1,435,207         2,562,587
                                                                      ------------       ----------       -----------
Cash flows from investing activities:
    Capital expenditures                                                (1,256,434)      (1,235,108)       (1,129,204)
    Acquisition of net assets of physician practices                    (1,298,640)      (6,604,640)      (12,734,977)
    Acquisition of Primary Eyecare Network, net of cash acquired              --               --          (1,420,148)
    Proceeds from sale of investment                                     1,234,023                               --
    Proceeds from sale of interest in ambulatory surgery center             27,900             --
                                                                      ------------       ----------       -----------
                 Net cash used in investing activities                  (1,293,151)      (7,839,748)      (15,284,329)
                                                                      ------------       ----------       -----------
Cash flows from financing activities:
    Financing costs incurred                                                  --            (87,312)         (542,145)
    Principal payments on long-term debt                                  (326,780)        (855,074)       (5,626,083)
    Principal payments on obligations under capital leases              (1,357,753)        (545,569)         (659,653)
    Proceeds from issuance of debt                                       4,789,273        8,963,286        20,762,826
    Proceeds from issuance of common stock                                  49,101             --             501,087
    Purchase of treasury stock                                                --           (138,346)             --
    Distributions to minority interests                                   (649,166)        (574,743)         (392,934)
                                                                      ------------       ----------       -----------
                 Net cash provided by financing activities               2,504,675        6,762,242        14,043,098
                                                                      ------------       ----------       -----------
                 Net increase (decrease) in cash                        (1,233,529)         357,701         1,321,356
Cash at beginning of period                                              3,100,145        2,742,444         1,421,088
                                                                      ------------       ----------       -----------
 Cash at end of period                                                $  1,866,616        3,100,145         2,742,444
                                                                      ============       ==========       ===========




See accompanying notes to consolidated financial statements.

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A)    NATURE OF OPERATIONS

              VisionAmerica Incorporated (the Company) is an eye care company that provides facilities services to ophthalmologists and optometrists to assist in the integration of primary, medical and surgical eye care. The Company emphasizes cooperative professional relationships between ophthalmologists and optometrists in the formation of integrated eye care networks and co-management of patient care. The Company's services allow eye care professionals to devote their time to the delivery of quality primary, medical and surgical eye care and enable them to expand and position their practices effectively in an increasingly competitive eye care environment. The Company manages 22 affiliated ophthalmology practices through which 45 affiliated ophthalmologists provide medical and surgical eye care at the Company's co-management eye care centers through 118 service locations and 8 ambulatory surgery centers. The Company also provides supply and equipment purchasing, mobile surgical equipment and support services, excimer laser support services, and certain administrative services to ophthalmologists, networks of associated optometrists and other eye care providers.

       (B)    PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and majority-owned partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation.

       (C)    INVENTORIES

              Inventories, consisting primarily of medical supplies, are stated at the lower of cost (first-in, first-out method) or replacement market.

       (D)    EQUIPMENT, FURNITURE AND FIXTURES

              Equipment, furniture and fixtures are stated at cost. Equipment, furniture and fixtures under capital leases are stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value at the inception of the lease.

              Provisions for depreciation on equipment, furniture and fixtures are computed using the straight-line method based on the estimated useful lives of the assets ranging from five to ten years. Leasehold improvements are amortized using the straight-line method over the lesser of the respective lease term or their estimated useful lives.

       (E)    CENTER NET REVENUES

              Center net revenues are gross charges for patient services rendered, net of third-party payor contractual adjustments. Such revenues are recognized when services are rendered. The physicians associated with the Company have agreements with governmental and other third-party payors that provide for reimbursement at amounts different from their established rates. Contractual adjustments under third-party reimbursement programs represent the difference between the billings at established rates for services and amounts reimbursed by third-party payors. Services rendered under most third-party payor arrangements, including the Medicare program, are principally reimbursed based upon predetermined fee schedules for the procedures performed.

                   VISIONAMERICA INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 1998, and 1997


       (F)    OTHER REVENUES

              The Company operates a mobile surgical service that provides ophthalmic surgical equipment and supplies to surgical facilities, including hospitals and ambulatory surgery centers, on a per-case basis. The costs related to these revenues are included in cost of sales.

       (G)    MANAGEMENT AGREEMENTS

              Assets related to management agreements arise from business acquisitions made by the Company. The excess of the cost of these acquisitions over the fair value of net assets acquired (including identifiable intangible assets) is allocated to management agreements and amortized straight-line over terms ranging from 10 to 25 years.

              The Company regularly reviews the carrying value of management agreements on a practice-by-practice basis to determine if facts and circumstances exist which would suggest that the value of the management agreements may be impaired or that amortization periods need to be modified. Among the factors considered by the Company in making the evaluation are changes in the practices' market position, reputation, profitability and geographical penetration. Based on these factors, if circumstances are present which may indicate impairment is probable, the Company will prepare a projection of the undiscounted cash flows before interest charges of the specific practice and determine if the management agreements are recoverable based on these undiscounted cash flows. If impairment is indicated, then an adjustment will be made to reduce the carrying value of these intangible assets to fair value.

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

       (I)    STOCK BASED COMPENSATION

              The Company accounts for stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB 25). As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternately, SFAS 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the financial accounting provisions of APB 25 and provide the pro forma disclosures required by SFAS 123.

                                                                     (Continued)

       (J)    EARNINGS (LOSS) PER SHARE

              Basic net earnings (loss) per share is based on net earnings
              (loss) available to common shareholders divided by the weighted average number of shares outstanding during each year. Diluted net earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings. The dilutive effect of securities and contracts potentially convertible to common stock is calculated using the treasury stock method.

       (K)    USE OF ESTIMATES

              The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

       (L)    RECLASSIFICATIONS

              Certain prior year balances have been reclassified to conform to the 1999 presentation.

 (2)   MERGERS, ACQUISITIONS AND DIVESTITURES

       In March 1997, the Company completed the acquisition of the assets of the ophthalmology practice of Sarah J. Hays, M.D. of Birmingham, Alabama. Simultaneously with the acquisition, the Company entered into a long-term management agreement with Dr. Hays' professional corporation. The assets were acquired in exchange for 108,081 shares of the Company's common stock, valued at $714,414 ($6.61 per share) and $859,500 in cash. The cash portion of the transaction was financed under the Company's Credit Agreement described in note 5.

       In May 1997, the Company completed the acquisition of the assets of the ophthalmology practice of Joseph F. Faust, M.D. of Marion, Indiana and a 50% interest in the ambulatory surgery center associated with such practice. Simultaneously with the acquisitions, the Company entered into long-term management agreements to manage both the practice and the surgery center. The assets were acquired in exchange for 169,186 shares of the Company's common stock, valued at $1,112,400 ($6.58 per share) and $1.7 million in cash. The cash portion of the transaction was financed under the Credit Agreement.

       In May 1997, the Company completed a merger with Primary EyeCare Network
       (PEN), based in San Ramon, California. PEN provides products and services to independent optometrists, including management, purchasing, education, training and publications. In connection with the merger, the Company issued 195,365 shares of its common stock, valued at $1,275,928 ($6.53 per share) to the shareholders of PEN and paid $1.9 million in cash. The cash portion of the transaction was financed under the Credit Agreement. As of December 31, 1999, PEN is accounted for as discontinued operations (see note 10).

       In August 1997, the Company completed the acquisition of substantially all of the assets of Dillman Eye Care Associates, an ophthalmology practice, and Dillman Eye Care Optical Department, Inc. in exchange for 66,667 shares of common stock, valued at $500,000 ($7.50 per share) and $725,000 in cash. Simultaneously with the acquisitions, the Company entered into a long-term management agreement to manage the Dillman practice. The cash portion of the transaction was financed under the Credit Agreement.

                   VISIONAMERICA INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 1998, and 1997



       In September 1997, the Company completed the acquisition of substantially all of the assets of Eye Surgeons and Consultants and Golden Eye Surgeons, two affiliated ophthalmology practices, in exchange for 89,694 shares of common stock, valued at $672,700 ($7.50 per share) and $672,700 in cash. Simultaneously with the acquisitions, the Company entered into a long-term management agreement to manage the practices. The cash portion of the transaction was financed under the Credit Agreement.

       In December 1997, the Company completed the acquisition of the assets of the ophthalmology practice of Alan D. Baribeau, M.D., P.A. of San Antonio, Texas and a 50% interest in the ambulatory surgery center associated with such practice. Simultaneously with the acquisitions, the Company entered into long-term management agreements to manage both the practice and the surgery center. The assets were acquired in exchange for 131,250 shares of the Company's common stock, valued at $1,050,000 ($8.00 per share) and $1.9 million in cash. The cash portion of the transaction was financed under the Credit Agreement.

       In December 1997, the Company completed the acquisition of the stock of Central Ohio Eye Institute, Inc., an Ohio Corporation, in exchange for 463,206 shares of common stock, valued at $3,525,000 ($7.61 per share) and $5.0 million in cash. Simultaneously with the acquisition, the Company entered into a long term management agreement to manage the practice. The cash portion of the transaction was financed under the Credit Agreement.

       In December 1997, the Company completed the acquisitions of substantially all of the assets of Providers Optical, Inc. (Providers), a wholesale optical laboratory focused on managed eye care, in exchange for 175,000 shares of common stock valued at $1,500,000 ($8.57 per share). Providers was sold in 1999 as described in note 10.

       In January 1998, the Company completed the acquisition of substantially all of the assets of Hunter, Schulz and Horton, O.D., P.A. of New Port Richey, Florida. Simultaneously with the acquisition, the Company entered into a long-term management agreement to manage the practice. In connection with the merger, the Company issued 130,718 shares of the Company's common stock, valued at $1,000,000 ($7.65 per share) and $1,000,000 in cash. The cash portion of the transaction was financed under the Credit Agreement.

       In July 1998, the Company completed the acquisitions of substantially all of the assets of the ophthalmology practice of Mitchell L. Levin, M.D.
       of Kissimmee, Florida and a 50% interest in the ambulatory surgery center associated with such practice. Simultaneously with the acquisitions, the Company entered into a long-term management agreement to manage the Levin practice. The assets were acquired in exchange for 151,257 shares of the Company's common stock, valued at $1,022,500
       ($6.76 per share) and $1.8 million in cash. The cash portion of the transaction was financed under the Credit Agreement.

       In September 1998, the Company completed the acquisition of substantially all of the assets of the ophthalmology practice of Jeffrey Straus, M.D. of Metairie, Louisiana. Simultaneously with the acquisition, the Company entered into a long-term management agreement to manage the Straus practice. The assets were acquired in exchange for 106,473 shares of the Company's common stock, valued at $625,000 ($5.87 per share) and $937,000 in cash. The cash portion of the transaction was financed under the Credit Agreement.

                                                                     (Continued)

       In January 1999, the Company completed the acquisition of the assets of the ophthalmology practice of George M. Kopf, M.D. of Zanesville, Ohio in exchange for $430,000 in cash financed under the Credit Agreement. Simultaneously with the acquisition, the Company entered into a management agreement to manage the practice.

       In October 1999, the Company completed the acquisition of the assets of the ophthalmology practice of Khalid L. Khan, M.D. of Talladega, Alabama. Simultaneously with the acquisition, the Company entered into a long-term management agreement to manage the practice. In connection with the acquisition, the Company issued 61,050 shares of the Company's common stock, valued at $384,000 ($6.29 per share) and $693,000 in cash. The cash portion of the transaction was financed under the Credit Agreement.

       Aggregate management agreement intangibles totaling $1,063,115, $5,386,727 and $18,649,379 in 1999, 1998 and 1997, respectively, were recognized as a result of the above transactions, all of which were accounted for as purchases.

       The following sets forth certain unaudited pro forma financial information for the years ended December 31, 1999 and 1998, as if the 1999 and 1998 transactions described above had been completed as of January 1, 1998:

                                                                         UNAUDITED
                                                            --------------------------------
                                                                 1999              1998
                                                            --------------      ------------
         Revenue                                             $ 58,399,238       57,864,655
         Net earnings (loss) from continuing operations
          per common share:                                  $(28,090,939)       1,897,227
            Basic                                            $      (3.10)             .21
            Diluted                                          $      (3.10)             .21
         Weighted average common shares:
            Basic                                               9,065,351        8,994,165
            Diluted                                             9,065,351        9,087,623


(3)    BUSINESS AND CREDIT CONCENTRATIONS

       Affiliated ophthalmologists provide health care services through the Company's eye care centers. These ophthalmologists grant credit to patients, substantially all of whom are residents local to each center. The ophthalmologists generally do not require collateral or other security in extending credit to patients; however, they routinely obtain assignment of (or are otherwise entitled to receive) patients' benefits payable under their health insurance programs, plans or polices (e.g. Medicare, Medicaid, Blue Cross and commercial insurance policies).

       The mix of gross receivables from patients and third-party payors follows:

                                                               1999         1998
                                                              ------       -----
Other third-party payors                                         41 %         34 %
Medicare                                                         40           47
Patients                                                         11           11
Medicaid                                                          8            8
                                                              -----        -----

                                                                100 %        100 %
                                                              =====        =====

                   VISIONAMERICA INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 1998, and 1997


(4)    LEASES

       The Company and its wholly-owned subsidiaries are obligated under capital leases for equipment, furniture and fixtures that expire within the next five years. Capital lease obligations for such assets of approximately $7,065,000, $1,105,000, and $642,000 were incurred in 1999, 1998 and 1997, respectively. The Company and its subsidiaries also are obligated under noncancellable operating leases for equipment and office space that expire within the next ten years.

       Future minimum lease payments under noncancellable operating leases and the present value of future minimum capital lease payments as of December 31, 1999 follow:


           YEAR ENDING                                       CAPITAL         OPERATING
           DECEMBER 31:                                      LEASES            LEASES
         ---------------                                   ------------      ----------
             2000                                         $  2,632,669       3,958,700
             2001                                            2,515,156       3,976,443
             2002                                            2,243,819       3,126,000
             2003                                            1,836,479       2,361,432
             2004                                            1,299,230       1,735,327
         Thereafter                                                 --       2,469,053
                                                           -----------      ----------

                                                            10,527,353      17,626,955
                                                                            ==========

         Less amount representing interest at an
          average rate of 11%                                2,130,707
                                                            ----------

                                                             8,396,646
         Less current installments                           1,768,010
                                                            ----------

         Obligations under capital leases, excluding
          current installments                            $  6,628,636
                                                            ==========

       Total rental expense for operating leases was approximately $3,408,000, $3,939,000, and $2,562,000 in 1999, 1998, and 1997, respectively.


                                                                     (Continued)

(5)    LONG-TERM DEBT

       Long-term debt consists of the following:

                                                                    1999             1998
                                                                 -----------      ----------
         Borrowings under revolving credit facility              $33,674,684      28,937,684

         Subordinated note payable in monthly installments
           of $11,881, including interest at 7%, through
           January 2001, convertible into common stock
           at $5.89 per share                                        148,322         275,630

         Subordinated note payable in monthly installments
           of $7,425, including interest at 7%, through
           September 2002                                            222,311         293,140

         Unsecured note payable in monthly installments
           of $4,747, including interest at 8.5%, through
           March 2002                                                116,293         161,278

         Unsecured note payable in annual installments
           of $166,667 plus interest at 9.5% through
           March 2000 (included in net assets held for
           disposal at December 31, 1999)                                 --         333,333

         Various notes payable in monthly installments,
           including interest at 6% to 15%, through
           June 2004, secured by equipment                           198,153         232,537
                                                                 -----------      ----------
                   Total long-term debt                           34,359,763      30,233,602
         Less current installments                                34,011,618         509,097
                                                                 -----------      ----------
                   Long-term debt, excluding current
                    installments                                 $   348,145      29,724,505
                                                                 ===========      ==========

       In February 1997, the Company entered into a $15,000,000 revolving credit facility with NationsCredit Commercial Corporation. In December 1997, the agreement was increased to $30,000,000 and in December 1998 the agreement was increased again to $50,000,000. Borrowings under the agreement bear interest at the 30-day commercial paper rate plus 4.25%, which was 9.77% at December 31, 1999. Interest only is due monthly until January 2000, at which time the borrowings are due in installments over a four-year period. Substantially all the Company's assets are pledged under the agreement. Under the terms of the agreement, the Company is required to maintain compliance with certain financial covenants. The Company is in technical default under the terms of its revolving credit facility and has not received any waivers of noncompliance with related debt covenants. Because of these circumstances, all amounts due under the facility can be deemed immediately due and payable at the lenders' discretion. Therefore, such amounts totaling $33,675,000 have been classified as a current liability in the accompanying consolidated financial statements at December 31, 1999. The Company's senior lenders agreed on May 1, 2000, subject to various terms and conditions, to provide a new $2.5 million discretionary over-line as an amendment to the credit facility to fund certain Company expenditures. As a part of this new lending agreement, the senior lenders will receive warrants,

                   VISIONAMERICA INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 1998, and 1997


       exercisable at $0.06 per share, to purchase 20% of the Company's common stock on a fully diluted basis. If the Company repays both the $2.5 million facility and the $3.0 million letter of credit described in note 4 within six months of their respective effective dates, 50% of the warrants will be canceled at no cost to the Company. The Company's lenders have not to-date, however, extended any commitment to waive such noncompliance or otherwise renegotiate the terms of the credit facility. The Company does not currently have alternative financing arrangements should the lenders demand repayment. Management intends to pursue the renegotiation of the Company's credit facility with the current lenders. However, if the Company cannot resolve these issues with its current lenders, management expects to pursue alternative financing arrangements. The Company's objective is to achieve a new financing arrangement in such a fashion that the Company's financial position will not be adversely affected. Nevertheless, no new financing arrangements are in place and there can be no assurances that any such arrangements will in fact be consummated. Deferred financing costs totaling $743,112, which are included in other assets, would be written off in the event that the Company reaches an agreement with lenders other than those currently in place.

       Future contractual maturities of long term-debt (i.e., assuming that lenders do not exercise accelerated repayment rights as described above) follow:

                2000                          $     8,755,606
                2001                                8,611,217
                2002                                8,540,290
                2003                                8,445,063
                2004                                    7,587
                                              ---------------

                                              $    34,359,763
                                              ===============

       Interest paid totaled $3,713,000, $2,796,000, and $1,182,000 in 1999,
       1998 and 1997, respectively.

(6)    OTHER ASSETS

       In December 1996, the Company acquired $500,000 face amount of convertible preferred stock of Clearvision Laser Centers, Inc. ("Clearvision"). The preferred stock was convertible into common stock of Clearvision based on an exchange ratio of one share of Clearvision common stock for each $14.85 in face value of convertible preferred stock. In exchange for the preferred stock, the Company paid $250,000 in cash and contributed certain marketing and educational materials with an agreed-upon value of $250,000. The cost of the investment, totaling $500,000, was included in other assets at December 31, 1998. In 1999, the Company converted its preferred stock into common stock and simultaneously sold its interest in Clearvision common stock for approximately $1,234,000. This transaction resulted in a gain on sale of $724,242.

                                                                     (Continued)

(7)    INCOME TAXES

       Total income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 is allocated as follows:

                                          1999            1998          1997
                                       ----------      ---------      --------
Continuing operations                  $1,298,000       944,000       (910,000)
Discontinued operations                   585,000      (237,000)            --
                                       ----------      --------       --------

                                       $1,883,000       707,000       (910,000)
                                       ==========      ========       ========

       Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 1999, 1998 and 1997 consists of the following:

                                        CURRENT         DEFERRED          TOTAL
                                       ----------      -----------      ----------
Year ended December 31, 1999:
    U. S. Federal                      $(315,000)       1,197,000          882,000
    State                                275,000          141,000          416,000
                                       ---------       ----------       ----------

                   Total               $ (40,000)       1,338,000        1,298,000
                                       =========       ==========       ==========

Year ended December 31, 1998:
    U. S. Federal                      $ 861,000          (16,000)         845,000
    State                                101,000           (2,000)          99,000
                                       ---------       ----------       ----------

                   Total               $ 962,000          (18,000)         944,000
                                       =========       ==========       ==========

Year ended December 31, 1997:
    U. S. Federal                      $ 326,000       (1,208,000)        (882,000)
    State                                120,000         (148,000)         (28,000)
                                       ---------       ----------       ----------

                   Total               $ 446,000       (1,356,000)        (910,000)
                                       =========       ==========       ==========

                   VISIONAMERICA INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 1998, and 1997


           Income tax expense (benefit) attributable to earnings (loss) from continuing operations differs from the amount computed by applying a federal income tax rate of 34% to earnings (loss) before income taxes due to the following:

                                                                 1999            1998             1997
                                                             -----------       --------       ----------

           Tax expense (benefit) at statutory rate           $(9,360,000)       886,000          802,000
           Increase (reduction) in taxes resulting from:
               State income taxes                                275,000         65,000           79,000
               Non-deductible portion of impairment
                  charge                                       4,924,000             --               --
               Permanent basis differences                       702,000        422,000          257,000
               Non-deductible expenses                            44,000         45,000           40,000
               Other                                            (271,000)       126,000          (88,000)
               Change in the valuation allowance
                  for deferred tax assets                      4,984,000       (600,000)      (2,000,000)
                                                             -----------       --------       ----------

                                                             $ 1,298,000        944,000         (910,000)
                                                             ===========       ========       ==========

           The tax effects of temporary differences that give rise to deferred tax assets are as follows:

                                                                      1999             1998
                                                                  -----------       ----------
           Deferred tax assets:
               Long-term assets, principally due to timing
                  and basis differences                           $        --          373,000
               Receivables, principally due to allowance for
                  doubtful accounts                                 1,710,000          107,000
               Accrued expenses                                       547,000          158,000
               Net operating loss carryforwards                     3,751,000        1,200,000
               Discontinued operations                                253,000          585,000
                                                                  -----------       ----------
                              Gross deferred tax assets             6,261,000        2,423,000
           Valuation allowance                                     (6,069,000)        (500,000)
                                                                  -----------       ----------

                              Net deferred tax assets                 192,000        1,923,000
           Deferred tax liabilities - long-term assets,
              principally due to timing and basis differences        (192,000)              --
                                                                  -----------       ----------

                                                                  $        --        1,923,000
                                                                  ===========       ==========

                                                                     (Continued)

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

       Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on a number of factors, particularly the going concern matters outlined in note 16, management cannot make the assessment that realization of the deferred tax assets at December 31, 1999 is more likely than not. Therefore, a valuation allowance that fully reserves such assets was established at December 31, 1999.

       As of December 31, 1999, the Company had available federal net operating loss carryforwards, after considering Internal Revenue Code Section 382 limitations, of approximately $9,000,000 expiring from the year 2003 to 2019. The Company also has state net operating loss carryforwards of approximately $17,000,000.

       The Company paid income taxes totaling approximately $222,000 in 1999, $881,000 in 1998 and $130,000 in 1997.


(8)    STOCKHOLDERS' EQUITY

       The Company has maintained the 1985 Stock Option Plan (the "1985 Plan") which was made available to selected employees, including officers of the Company, directors, key advisors and selected physicians practicing at Company facilities. The 1985 Plan allowed options to be granted for up to 450,000 shares through 1995. The following table summarizes information about options under the 1985 plan:

                                                                      WEIGHTED
                                                        NUMBER        AVERAGE
                                                      OF SHARES    EXERCISE PRICE
                                                      ----------   ---------------
           Balance at December 31, 1996               359,334            $3.60
               Exercised                               28,132             3.62
               Forfeited                               35,000             3.87
               Expired                                 10,000             6.50
                                                      -------            -----

           Balance at December 31, 1997               286,202             3.44
               Exercised                               51,832             3.00
               Expired                                 15,000             3.42
                                                      -------            -----

           Balance at December 31, 1998               219,370             3.55
               Exercised                              136,535             3.31
               Forfeited                               10,335             3.10
                                                      -------            -----

           Balance at December 31, 1999                72,500            $4.04
                                                      =======            =====

       At December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options under the 1985 plan was $3.83 - $4.50 and 1.06 years, respectively. At December 31, 1999 and 1998, the number of options exercisable was 72,500 and 181,537, respectively, and the weighted average exercise price of those options was $4.04 and $3.47, respectively.

                  VISIONAMERICA INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  Years ended December 31, 1999, 1998, and 1997


       In 1995 the Company adopted its 1995 Stock Option Plan (the "1995 Plan") which is made available to selected employees, including officers of the Company, directors, key advisors and selected physicians practicing at Company facilities. The 1995 Plan allows options to be granted for up to 450,000 shares. The following table summarizes information about options under the 1995 Plan:

                                                                             WEIGHTED
                                                        NUMBER               AVERAGE
                                                       OF SHARES          EXERCISE PRICE
                                                      -----------        ---------------
           Balance at December 31, 1996               182,500                $5.73
               Granted                                 81,500                 7.60
                                                      -------                -----

           Balance at December 31, 1997               264,000                 6.34
               Granted                                 90,000                 6.94
               Forfeited                               10,000                 6.13
                                                      -------                -----

           Balance at December 31, 1998               344,000                 4.50
               Granted                                 45,000                 4.53
               Exercised                                8,333                 4.50
               Forfeited                               47,500                 4.50
                                                      -------                -----

           Balance at December 31, 1999               333,167                $4.51
                                                      =======                =====

       At December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options under the 1995 Plan was $3.44 - $6.13 and 4.07 years, respectively. At December 31, 1999 and 1998, the number of options exercisable were 53,888 and 833, respectively, and the weighted average exercise price was $4.50. On November 3, 1998, all options with exercise prices above $4.50 per share were repriced to $4.50 per share.

       The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $4.98, $7.57, and $8.32, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1999, 1998 and 1997 - expected dividend yield of 0%, risk-free interest rate of 6%, an expected life of 6 years, and volatility of 45.21%, 46.08% and 46.85%, respectively.

                                                                     (Continued)

       Since the Company applies APB 25 in accounting for its plans, no compensation cost has been recognized for its employee stock options in the consolidated financial statements. Had the Company recorded compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net earnings (loss) from continuing operations and net earnings (loss) from continuing operations per common share would have been reduced to the pro forma amounts indicated below:

                                                                   1999               1998               1997
                                                               ------------         ---------          ---------
Net earnings (loss) from continuing operations                 $(29,426,753)        1,103,120          2,894,365
Basic earnings (loss) per share                                $      (3.26)              .13                .39
Diluted earnings (loss) per share                              $      (3.26)              .13                .37

       Pro forma net earnings (loss) reflect only options granted after 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net earnings amount for 1997 presented above because compensation costs are reflected over the option's vesting period of three years.

       The Company's 1991 Employee Stock Purchase Plan (the "Purchase Plan") provides for stock purchases by employees of shares of common stock either on the open market or from available authorized but unissued shares. The Company has reserved 125,000 shares for issuance under the Purchase Plan. Each eligible employee is granted on the grant date of each Purchase Plan year options to purchase 1,250 shares of the Company's common stock during that Purchase Plan year. The issue price of the common stock is equal to the lesser of (1) 85% of the market price on the exercise date of that Purchase Plan year or (2) 85% of the market price on the grant date of that Purchase Plan year. As of December 31, 1999, 80,982 shares have been purchased by the Purchase Plan, and an additional 23,927 shares were issued in 2000 for contributions made through December 31, 1999.

       In May 1996, the Company completed the sale of $7,290,000 in convertible preferred stock to qualified foreign investors pursuant to Regulation S. Subject to certain limitations, the preferred stock was convertible into common stock at an exercise price equal to the lesser of $5.75 or 85% of the average bid price of the common stock at the time of conversion. The net proceeds were approximately $6.49 million and were used to repay bridge financing incurred in the Tallahassee practice affiliation, to finance a portion of the cost of the Dallas practice affiliation and for working capital. The shares of preferred stock had been converted into common stock at December 31, 1997. Through the conversion date, the Company recognized imputed dividends to the preferred shareholders for the difference between the conversion price and the value of the related common stock at the preferred stock sale date.

                   VISIONAMERICA INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 1998, and 1997


(9)    BENEFIT PLAN

       In 1996, the Company established a 401(k) Profit Sharing Plan (the "Plan") which allows qualifying employees electing participation to defer a portion of their income on a pretax basis through contributions to the Plan. The Plan also permits discretionary contributions to be made by the Company, as determined by the Company's Board of Directors. No contributions to the Plan were made by the Company during 1999, 1998 or 1997.


(10)   DISCONTINUED OPERATIONS

       The Company adopted a plan in the 4th quarter of 1998 to transition the ownership and operation of its managed care subsidiary ("EHN") to a strategic partner. The Company completed the sale of certain assets of EHN in the third quarter of 1999, but the anticipated strategic relationship did not materialize, and therefore the Company incurred substantial additional losses in the discontinuance of the remaining operations of EHN. The remaining contracts of EHN have terminated as of December 31, 1999, and the operation should be completely discontinued by the end of May 2000. As a result of these actions, the operations of EHN have been classified as discontinued operations for each period presented in the accompanying financial statements, and an estimated loss on disposal of $768,000 after tax was recognized in the 4th quarter of 1998. Subsequent revisions to the estimated loss resulted in the recognition of approximately $2.8 million of additional pre-tax losses in 1999. No significant financial impact of this operation is expected in 2000.

       In 1999, the Company's board of directors adopted plans of disposal related to PEN and Providers. Providers was also sold in 1999 as described below. The Company expects to finalize a sale of PEN during 2000. As a result of these plans, the operations of PEN and Providers have been classified as discontinued operations for each period presented in the accompanying consolidated financial statements.
       The Company expects a gain from the sale of PEN.

       Effective December 14th, 1999, the Company sold all of the stock of Providers. Consideration for the stock sale, totaling approximately $2.8 million, consisted of the following:

         -        $100,000 due within 90 days after transaction closing

         -        $400,000 due within 180 days after transaction closing

         -        $1.5 million 9% term note payable over 60 months

         - $1.3 million non-interest bearing balloon note due December 3, 2004 (interest imputed at the term note's 9% stated interest rate for financial reporting purposes)

       The aggregate pre-tax loss for financial reporting purposes from both discontinued Providers operations and the disposal described above totaled approximately $1.3 million for the year ended December 31, 1999.

                                                                     (Continued)

       The first $100,000 payment described above was received on March 22, 2000, but failed to clear the Company's bank upon receipt. Subsequent recovery of the $100,000 payment has yet to be resolved. Because of these events and the lack of sufficient information concerning the buyer's current financial condition, the recoverability of the amounts due from the sale are uncertain and potential write-downs thereof could have a material adverse effect on future results of the Company.

       The following summarizes related assets and liabilities held for disposal included in the consolidated financial statements at December 31, 1999 and 1998:

                                                    (IN THOUSANDS OF DOLLARS)
                                                       1999          1998
                                                    ----------    ----------
Cash                                                $   742          983
Receivables, net                                      2,930        1,886
Other, principally intangible assets                  2,829          497
Claims liability                                         --       (2,166)
Current liabilities                                  (2,856)          --
                                                    -------       ------

                                                    $ 3,645        1,200
                                                    =======       ======

(11)   SEGMENT INFORMATION

       The Company's classifies its operations into two business segments: center operations and other. The center operations segment includes all activity related to managing ophthalmology practices and ambulatory surgical centers. The other segment primarily includes the operations of Omega Medical Services, Inc., which provides mobile surgical and other supplies and services to eye care providers. The corporate category includes general and administrative expenses associated with the operation of the Company's corporate office.

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no material intersegment sales, and operating income by business segment excludes interest income, interest expense, and corporate expenses.



       Summarized financial information by business segment for 1999, 1998 and 1997 is as follows:

                                                                1999             1998            1997
                                                            -----------       ----------      -----------
           Revenues:
               Center operations                           $ 54,724,106       52,399,358      38,289,761
               Other                                          2,377,002        1,587,475       1,466,172
                                                           ------------       ----------      ----------

                  Total revenues                           $ 57,101,108       53,986,833      39,755,933
                                                           ============       ==========      ==========

           Earnings (loss) from continuing operations:
               Center operations                           $(18,971,076)      10,112,817       7,155,860
               Other                                            500,596          202,274         152,034
                                                           ------------       ----------      ----------

                  Total segments                            (18,470,480)      10,315,091       7,307,894

                  VISIONAMERICA INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 1998, and 1997


                                                               1999               1998           1997
                                                           ------------       ----------      ----------
               Corporate                                     (5,219,317)      (4,458,757)     (3,510,917)
               Net interest expense                           3,215,257        2,626,055       1,033,139
               Minority interest                                623,720          624,956         405,005
               Income tax expense (benefit)                   1,298,000          944,000        (910,000)
                                                           ------------       ----------      ----------

                  Net earnings (loss) from
                     continuing operations                 $(28,826,774)       1,661,323       3,268,833
                                                           ============       ==========      ==========

           Depreciation and amortization:
               Center operations                           $  3,456,668        2,496,101       1,514,098
               Other                                            133,668          311,321          62,526
                                                           ------------       ----------      ----------

                  Total segments                              3,590,336        2,807,422       1,576,625
           Corporate                                            476,760          332,885         218,213
                                                           ------------       ----------      ----------

                  Total depreciation and
                     amortization                          $  4,067,096        3,140,307       1,794,838
                                                           ============       ==========      ==========

           Capital additions:
               Center operations                           $    788,015          304,597         667,577
               Other                                            153,067          338,630         300,000
                                                           ------------       ----------      ----------

                  Total segments                                941,082          643,227         967,577
                                                           ------------       ----------      ----------

               Corporate                                        315,352          591,881         161,627
                                                           ------------       ----------      ----------

                  Total capital additions                  $  1,256,434        1,235,108       1,129,204
                                                           ============       ==========      ==========



           Identifiable assets:
               Center operations                           $ 44,263,544       54,313,307      44,338,991
               Other                                          1,463,050        5,316,337       2,598,069
                                                           ------------       ----------      ----------

                  Total segments                             45,726,594       59,629,644      46,937,060
                                                           ------------       ----------      ----------

               Corporate                                      5,979,108       13,342,730      12,829,985
                                                           ------------       ----------      ----------

                  Total assets                             $ 51,705,702       72,972,374      59,767,045
                                                           ============       ==========      ==========

                                                                    (Continued)

(12)   FINANCIAL INSTRUMENTS

       The Company's financial instruments principally consist of cash, net receivables, accounts payable and various debt instruments. Due to their short-term nature, the fair values of net receivables and accounts payable approximate their carrying value. Because of the variable rate nature of the material portion of the Company's debt, the fair value of such instruments approximates the Company's carrying amounts. Additionally, see note 10 for further information regarding receivables from Providers.


(13)   RESTRICTED STOCK SALE

       The Company entered into an agreement with ICON Laser Eye Centers, Inc.
       (ICON) on February 24th, 2000 that provides for ICON's purchase of 1,000,000 restricted shares of the Company's common stock for aggregate proceeds totaling $4,000,000. The agreement also specifies, contingent upon certain events, ICON registration rights with respect to the restricted shares. These rights include the Company's issuance of a warrant for an additional 1,000,000 shares of the Company's common stock if, among other things, a registration statement is not filed for the original 1,000,000 shares by July 31, 2000.

       ICON has subsequently requested that the Company renegotiate the agreement described above, and such negotiations are currently in process. As a result of negotiations to-date, the Company and ICON have entered into a Letter of Intent ("LOI") that outlines the terms of both a settlement regarding the stock purchase agreement and a joint operating arrangement.

       The settlement portion of the LOI contemplates the termination of the stock purchase agreement and the issuance by the Company of a $4,000,000 subordinated convertible note to ICON. The note would bear interest at 5% annually, and all principal and interest would be due at the note's suggested maturity date of May 31, 2005. The note would be convertible at any time into Company common stock at a conversion rate of $1.00 per share. Additionally, ICON would receive detachable warrants to purchase 1,000,000 shares of the Company's common stock at $0.06 per share.

       The LOI also outlines the structure of a joint operating arrangement, whereby the Company and ICON would each have a 50% ownership interest in a new entity that would market and provide laser vision correction services in select markets.

       Both the Company and ICON have agreed to immediately negotiate a definitive agreement with respect to the terms of the LOI. There is no such agreement currently in place nor can achievement of such an agreement be assured. Additionally, the agreement's terms with respect to stock purchase revisions would require the approval of both the Company's shareholders and senior lenders, and the joint operating arrangement would require the approval of the senior lenders.

(14)   CONTINGENCIES

       DELINQUENT PAYROLL TAXES AND WITHHOLDINGS

       At December 31, 1999 and 1998, the Company had accrued approximately $5.3 million and $1.9 million, respectively, for unremitted payroll taxes and withholdings that are included in accrued expenses in the accompanying consolidated balance sheets.

       The Company and its advisors continue to negotiate with the Internal Revenue Service (IRS) regarding a settlement of outstanding amounts (including accumulated penalties and interest) due to the IRS. Based on negotiations to date, it is considered probable that the IRS will ultimately agree to a settlement wherein the Company will be released from its obligation for all delinquent payroll taxes,

                  VISIONAMERICA INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 1998, and 1997


       withholdings, penalties and interest for a lump sum payment no greater than the current $5.3 million accrual. If applicable, the $5.3 million accrual in the accompanying consolidated financial statements will not be adjusted downward until the Company has entered into a formal settlement with the IRS and has been legally released from liability with respect to this matter.

       In an agreement dated May 3, 2000, between the Company, its senior lenders and the IRS, the IRS has agreed to withdraw existing liens against Company assets for the unpaid taxes and withholdings and to refrain from taking any further collection actions against the Company. In exchange, the senior lenders will provide a $3,000,000 letter of credit on which the IRS may draw upon under certain conditions, and in any event after one year if the Company has not settled with the IRS.

       LITIGATION

       The Company and certain of its officers are the subjects of various class-action claims, filed at various dates since March 2000, alleging violations of federal securities laws. These complaints generally allege that certain shareholders suffered financial losses as a result of false and misleading information the Company provided about its financial condition.

       The Company is not yet able to determine what impact, if any, the litigation described above will have on the Company's financial position or results of operations. The Company has directors' and officers' liability insurance coverage that would apply to losses that might be suffered as a result of these claims; however, there is a possibility that related alleged damages may be in excess of such available coverage. An unfavorable outcome to these matters could have a material adverse effect on the Company's financial position or results of operations.

       LIABILITY INSURANCE COVERAGES

       The Company maintains professional liability coverage on a claims-made basis for its centers, employees, and independent contractors, including center directors, with minimum requirements of $3,000,000 per occurrence and $3,000,000 annually. The Company's management agreements require its affiliated ophthalmologists to maintain professional liability coverage, generally with minimum requirements of $1,000,000 per occurrence and $3,000,000 annually. The Company also maintains general liability coverage. Providing support associated with health care services may give rise to claims from patients or others for damages, and the Company has in fact been named in certain professional liability claims. The Company believes that the ultimate resolution of these matters will not have a material effect on the Company's financial position or results of operations. To the extent that any claims-made coverage is not renewed or replaced with equivalent insurance, claims based on occurrences during the term of such coverage, but reported subsequently, would be uninsured. Management anticipates that the claims-made coverage currently in place will be renewed or replaced with equivalent insurance as the term of such coverage expires.

(15)   IMPAIRMENT OF PHYSICIAN PRACTICE MANAGEMENT ASSETS

       In discussions beginning in late fiscal 1999 and continuing into fiscal 2000, the Company determined that dramatic shifts in strategic and operational focuses were required to enhance the sustainability of the Company's business model. An important component of these shifts in focus was a global

                                                                    (Continued)
       evaluation of existing physician practice management relationships and the related assets underneath those contractual arrangements, referred to here as the "impairment analysis." The impairment analysis was characterized by an identification (generally based on poor historical cash flows and/or active disposal consideration) of under-performing physician practice management relationships and an evaluation of the business case for continuation of those relationships. The impairment analysis specifically identified 10 contractual relationships that are economically burdensome to the Company and that also meet the accounting criteria for impairment as of December 31, 1999, based on a comparison of the asset carrying values to the undiscounted net cash flows expected from the physician practice management relationships. Given such results, the Company evaluated the value of related contract assets, principally consisting of net working capital and intangible assets associated with the related practice affiliation transactions, to determine the amount of any impairment loss.

       Impairment was measured by comparing the existing book value of the net practice assets to the Company's estimates of fair value for the respective practices. Fair value generally was determined based on estimated selling price criteria obtained from industry consultants experienced with physician practice disposals in similar circumstances. As a result of the analysis above, the Company recorded an impairment charge to earnings in the 4th quarter of fiscal 1999 totaling $19.2 million, comprised primarily of write-downs of related practice intangible assets.

       The 10 practices identified as impaired represent approximately 26% of the Company's 1999 net revenues from physician practice management operations (the center operations segment). While the Company's Board of Directors has not yet formally adopted plans for disposal of the practice assets discussed above, the Company expects such plans to be adopted in the 2nd quarter of fiscal 2000 and such assets to be reported as held for disposal beginning in that quarter.

(16)   GOING CONCERN MATTERS AND RELATED SUBSEQUENT EVENTS

       The Company faces significant operational and financial challenges in the near-term, including but not limited to:

         -        Renegotiation of its senior credit facility, as described in note 5;

         - Renegotiation of its stock purchase agreement with ICON as discussed in note 13, as well as finalizing other terms of a continuing working relationship with ICON;

         -        Reaching a final settlement of the IRS matter discussed in note 14; and

         -        Management of the various class action claims described in note 14.

       The Company, with the assistance of its lenders, certain advisors and ICON, is actively and globally evaluating its business strategy and operating model. This evaluation is especially important in light of significant economic weaknesses evidenced by its physician practice management segment throughout 1999 (leading to the impairment analysis and related material charge to 1999 earnings described in note 15) and what the Company believes are dramatic opportunities to grow and enhance its laser vision correction revenue streams through a joint venture arrangement with ICON. The complexity of the Company's business evaluation is further aggravated by significant immediate liquidity issues that must be addressed in parallel with any contemplated strategic and operational changes.

       The Company continues to negotiate with ICON regarding, among other things, the prior stock purchase agreement and definitive terms of a joint laser vision correction initiative. The Company views its relationship with ICON as critical to its future business objectives, and therefore the importance of current negotiations with ICON should be viewed in that light.

                  VISIONAMERICA INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 1998, and 1997

       In order to emerge from its current liquidity and operational difficulties with a profitable business model, the Company must achieve success on a number of critical fronts, including those described above. While the Company's management is focused on these objectives, there can be no assurance that the Company will in fact achieve such success. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                     (Continued)

                  VISIONAMERICA INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 1998, and 1997



(17)   4TH QUARTER ADJUSTMENTS

       The Company recorded the following material charges to operations in the quarter ended December 31, 1999:

         - Recognition of impairment of physician practice management assets totaling $19.2 million (see note 15);

         - Revisions to estimates of the allowances for contractual adjustments and doubtful accounts totaling $4.8 million;

         - Revisions to estimates related to the discontinued operations of EHN totaling approximately $1.8 million (see note 10); and

         - Write-off of beginning-of-year net deferred tax assets totaling approximately $1.9 million (see note 7).

       The adjustments above resulted in an aggregate charge to 4th quarter results from operations totaling approximately $28.1 million.

(18)   SUPPLEMENTARY INFORMATION

       The following sets forth supplementary information regarding the allowances for contractual adjustments and doubtful accounts:

                               BALANCES AT         ADDITIONS                              CHANGE IN          BALANCES AT
          YEAR ENDED            BEGINNING           CHARGED                              CONTRACTUAL            END OF
         DECEMBER 31,            OF YEAR          TO EXPENSE         CHARGE-OFFS         ADJUSTMENTS             YEAR
     ---------------------    ---------------    --------------     ---------------    -----------------    ---------------
            1997           $     1,760,000            727,782          1,095,782           1,167,000           2,559,000
            1998           $     2,559,000          1,574,890          1,456,890             376,000           3,053,000
            1999           $     3,053,000          4,153,874          1,532,874           2,992,000           8,666,000