Form 10-Q
period 2000-03-31
VISIONAMERICA INC
filed 2000-05-24
CIK 864902

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
          For the quarter ended               MARCH 31, 2000
                                              ----------------------------------
or

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT
          For the transition period from                     to
                                              ----------------------------------

          Commission File Number:             0-19283
                                              ----------------------------------

                           VISIONAMERICA INCORPORATED
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                  13-3220466
     -------------------------------                   ------------------
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

                               [ ]  Yes    [ ]  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                               Outstanding at April 30, 2000
--------------------------------------------------------------------------------
  Common Stock, $0.06 par value                             9,033,192

                   VISIONAMERICA INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000



                         PART 1 - FINANCIAL INFORMATION

         Index to Financial Information:                                  Page
                                                                         ------
         Item 1:

                   Condensed Consolidated Balance Sheets
                   as of March 31, 2000 and December 31,
                   1999                                                      3

                   Condensed Consolidated Statements of
                   Operations for the Three Months Ended
                   March 31, 2000 and 1999                                   4

                   Condensed Consolidated Statements of
                   Cash Flows for the Three Months Ended
                   March 31, 2000 and 1999                                   5

                   Notes to Condensed Consolidated
                   Financial Statements                                      6

         Item 2:

                   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                               11

         Item 3:

                   Quantitative and Qualitative Disclosures about           14
                   Market Risks

                   VISIONAMERICA INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               MARCH 31       DECEMBER 31
                            ASSETS                               2000             1999
Current Assets:
   Cash                                                      $  2,136,766     $  1,866,616
   Accounts receivable, net of allowance
     for doubtful accounts                                      8,715,640        8,705,593
   Prepaid expenses and other assets                            1,901,232        1,575,319
   Net assets held for disposal                                 3,818,615        3,644,615
                                                             ------------     ------------
              TOTAL CURRENT ASSETS                             16,572,253       15,792,143

Equipment, furniture and fixtures                              30,426,208       28,927,555
Less:  Accumulated depreciation                               (11,811,187)     (10,978,361)
                                                             ------------     ------------
              NET EQUIPMENT, FURNITURE AND FIXTURES            18,615,021       17,949,194
Management service agreements and other intangible
     assets, net of accumulated amortization of
     $2,012,521 and $1,863,000 in 2000 and 1999,
     respectively                                              14,080,357       14,229,901
Other assets                                                    3,849,983        3,734,464
                                                             ------------     ------------
              TOTAL ASSETS                                   $ 53,117,614     $ 51,705,702
                                                             ============     ============

        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                     $ 14,479,947     $ 12,012,862
   Current installments of obligations under capital
      leases and long-term debt                                32,291,894       35,779,628
                                                             ------------     ------------
              TOTAL CURRENT LIABILITIES                        46,771,841       47,792,490
Obligations under capital leases, excluding
     current installments                                       7,415,091        6,628,636
Long-term debt, excluding current
     installments                                                 406,639          348,145
                                                             ------------     ------------
              TOTAL LIABILITIES                                54,593,571       54,769,271
Minority Interest                                                 (10,407)          77,004
Stockholders' deficit:
   Common stock                                                   611,218          551,218
   Treasury stock                                                (152,609)        (152,609)
   Additional paid-in capital                                  36,968,534       33,028,534
   Accumulated deficit                                        (38,892,693)     (36,567,716)
                                                             ------------     ------------
              TOTAL STOCKHOLDERS' DEFICIT                      (1,465,550)      (3,140,573)
                                                             ------------     ------------
               TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $ 53,117,614     $ 51,705,702
                                                             ============     ============

See accompanying notes to condensed consolidated financial statements.

                   VISIONAMERICA INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                        2000             1999
Center net revenues                                 $ 14,042,889     $ 14,163,866
Other revenues                                           462,089          878,672
                                                    ------------     ------------
             TOTAL REVENUES                           14,504,978       15,042,538

Center operating expenses                             12,289,807       11,094,785
Selling, general, and administrative expenses          2,006,689        1,314,133
Cost of sales                                            223,226          568,525
Provision for doubtful accounts                          976,781          607,438
                                                    ------------     ------------
             EARNINGS (LOSS) FROM OPERATIONS            (991,525)       1,457,657

Interest expense                                      (1,217,245)        (644,223)
Minority interest in net income of partnerships         (107,969)        (132,907)
Equity in loss of joint venture                         (148,866)              --
Income tax expense                                       (41,000)        (167,737)
                                                    ------------     ------------
             NET EARNINGS (LOSS) FROM CONTINUING
             OPERATIONS                               (2,506,605)         512,790

Discontinued operations, net of tax                      181,628           80,761
                                                    ------------     ------------
             NET EARNINGS (LOSS)                    $ (2,324,977)    $    593,551
                                                    ============     ============

Earnings (loss) from continuing
operations per common share:
             Basic                                  $       (.26)    $       0.06
                                                    ============     ============
             Diluted                                $       (.26)    $       0.06
                                                    ============     ============
Earning from discontinued operations:
             Basic                                  $       0.02     $       0.01
                                                    ============     ============
             Diluted                                $       0.02     $       0.01
                                                    ============     ============
Earnings (loss) per common share:
             Basic                                  $       (.24)    $       0.07
                                                    ============     ============
             Diluted                                $       (.24)    $       0.07
                                                    ============     ============
Weighted average number of common shares:
             Basic                                     9,664,590        8,962,988
                                                    ============     ============
             Diluted                                   9,664,590        8,981,098
                                                    ============     ============

See accompanying notes to condensed consolidated financial statements.

                   VISIONAMERICA INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                    2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings (loss)                                         $(2,324,977)   $   593,551
    Adjustments to reconcile net earnings (loss) to net
      cash provided by continuing operations:
    Depreciation and amortization                                 1,035,915        776,774
    Provision for doubtful accounts                                 976,781        612,013
    Income from discontinued operations                            (181,629)       (80,761)
    Equity in loss of joint venture                                 148,886             --
    Minority interest in partnerships                               107,969        132,907
    Increase in:
      Receivables                                                (1,061,828)    (2,467,984)
      Prepaids and other assets                                    (618,223)      (420,554)
    Increase in:
      Accounts payable and accrued expenses                       2,612,310        877,762
                                                                -----------    -----------

NET CASH PROVIDED BY CONTINUING OPERATIONS                          695,204         23,708
NET CASH USED IN DISCONTINUED OPERATIONS                            (62,596)      (912,425)
                                                                -----------    -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                    632,608       (888,717)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                             (565,868)      (360,413)
  Acquisition of assets of physician practices                           --       (411,151)
                                                                -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                              (565,868)      (771,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in long-term debt and capital lease obligations     (3,601,210)     2,090,960
  Distributions to minority interest                               (195,380)      (192,692)
  Proceeds from issuance of Common Stock                          4,000,000             --
                                                                -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           203,410      1,898,268
                                                                -----------    -----------

NET INCREASE IN CASH                                                270,150        237,987

CASH AT BEGINNING OF PERIOD                                       1,866,616      3,100,145
                                                                -----------    -----------
CASH AT END OF PERIOD                                           $ 2,136,766    $ 3,338,132
                                                                ===========    ===========




See accompanying notes to condensed consolidated financial statements.

                   VISIONAMERICA INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 1999 filed by VisionAmerica Incorporated and Subsidiaries (the "Company") with the Securities and Exchange Commission on Form 10-K. The unaudited interim condensed consolidated financial statements as of March 31, 2000 and 1999, include all normal recurring adjustments which management considers necessary for a fair presentation. Certain 1999 amounts have been reclassified to conform to the 2000 presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

The Company adopted a plan in the fourth quarter of 1998 to transition the ownership and operation of its managed care subsidiary ("EHN") to a strategic partner. The Company completed the sale of certain assets of EHN in the third quarter of 1999, but the anticipated strategic relationship did not materialize and the Company discontinued the remaining operations of EHN. The remaining contracts of EHN have terminated as of December 31, 1999, and the operation should be completely discontinued by the end of May 2000. During the fourth quarter of 1999 the Company's board of directors also adopted plans of disposal related to Primary Eyecare Network ("PEN"), its ophthalmic buying group, and Providers Optical Inc. ("Providers"), its wholesale optical laboratory. Providers was sold in 1999 and PEN is expected to be sold in 2000. As a result of the above, the operations of EHN, PEN, and Providers have been classified as discontinued operations for each period presented in the accompanying condensed consolidated financial statements.

2.  EARNINGS PER SHARE

Basic earnings (loss) per share for each period are computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) for each period are computed by dividing net earnings (loss) by the sum of (1) the weighted-average number of shares outstanding during the period and (2) the dilutive effect of the assumed exercise of stock options and warrants using the treasury stock method. The following is a reconciliation of the numerators and denominators of the per share computations for earnings (loss) from continuing operations per share(EPS) for the three months ended March 31, 2000 and 1999, respectively:

                    (in thousands, except per share amounts)

                                                                    2000           1999
                                                                    ----           ----
NUMERATOR:
     Earnings (loss) from continuing operations (numerator
         for basic and diluted EPS)                               $(2,507)        $  513

DENOMINATOR:
     Weighted average shares (denominator for basic EPS)            9,665          8,963
     Effect of dilutive securities-stock options                       --             18
                                                                  -------         ------
      Weighted average shares and assumed conversions
          (denominator for diluted EPS)                             9,665          8,981
                                                                  =======         ======
BASIC EPS                                                         $  (.26)        $  .06
DILUTED EPS                                                       $  (.26)        $  .06


Options and warrants to purchase 1,086,414 and 1,053,521 shares of common stock were outstanding during the quarters ended March 31, 2000 and 1999, respectively, that were not included in the computations of diluted EPS because they were antidilutive. Additionally, as discussed in Note 3 the

Company's seniors lenders were issued warrants to purchase 2,836,760 shares effective May 1, 2000, which are not included in the computations.

3.  REVOLVING CREDIT AGREEMENT

The Company has a $50,000,000 bank revolving credit facility. Borrowings under the agreement bear interest at the 30-day commercial paper rate plus 4.25%, which was 10.05% at March 31, 2000. Interest only was due monthly until January 2000, at which time the borrowings are due in installments over a four-year period. Substantially all the Company's assets are pledged under the agreement. Under the terms of the agreement, the Company is required to maintain compliance with certain financial covenants. As of December 31, 1999 and March 31, 2000, the Company is in technical default under the terms of its revolving credit facility and has not received any waivers of noncompliance with related debt covenants. Because of these circumstances, all amounts due under the facility can be deemed immediately due and payable at the lenders' discretion. Therefore, such amounts totaling $30,307,000 and $33,675,000 have been classified as a current liability in the accompanying condensed consolidated financial statements at March 31, 2000 and December 31, 1999, respectively. The Company's senior lenders agreed on May 1, 2000, subject to various terms and conditions, to provide a new $2.5 million discretionary over-line as an amendment to the credit facility to fund certain Company expenditures. As a part of this new lending agreement, the senior lenders received warrants, exercisable at $0.06 per share, to purchase 20% of the Company's common stock on a fully diluted basis (2,836,760 shares). If the Company repays both the $2.5 million facility and the $3.0 million letter of credit described in note 5 within six months of their respective effective dates, 50% of the warrants will be canceled at no cost to the Company. The Company's lenders have not to-date, however, extended any commitment to waive such noncompliance or otherwise renegotiate the terms of the credit facility. The Company does not currently have alternative financing arrangements should the lenders demand repayment. Management intends to pursue the renegotiation of the Company's credit facility with the current lenders. However, if the Company cannot resolve these issues with its current lenders, management expects to pursue alternative financing arrangements. The Company's objective is to achieve a new financing arrangement in such a fashion that the Company's financial position will not be adversely affected. Nevertheless, no new financing arrangements are in place and there can be no assurances that any such arrangements will in fact be consummated. Deferred financing costs totaling $815,000 at March 31, 2000, which are included in other assets, would be written off in the event that the Company reaches an agreement with lenders other than those currently in place.

4.  RESTRICTED STOCK SALE AND JOINT VENTURE

On February 24th, 2000 ICON Laser Eye Centers, Inc. (ICON) purchased 1,000,000 restricted shares of the Company's common stock for aggregate proceeds totaling $4,000,000. The related agreement also grants ICON, contingent upon certain events, registration rights with respect to the restricted shares. These rights include the Company's issuance of a warrant for an additional 1,000,000 shares of the Company's common stock if, among other things, a registration statement is not filed for the original 1,000,000 shares by July 31, 2000.

ICON has subsequently requested that the Company renegotiate the agreement described above, and such negotiations are currently in process. As a result of negotiations to-date, the Company and ICON entered into a Letter of Intent ("LOI") on May 12, 2000 that outlines the terms of both a settlement regarding the stock purchase agreement and a joint operating arrangement.

The settlement portion of the LOI contemplates the termination of the stock purchase agreement and the issuance by the Company of a $4,000,000 subordinated convertible note to ICON. The note would bear interest at 5% annually, and all principal and interest would be due at the note's suggested maturity date of May 31, 2005. The note would be convertible at any time into Company common stock at a conversion rate of $1.00 per share. Additionally, ICON would receive detachable warrants to purchase 1,000,000 shares of the Company's common stock at $0.06 per share. The LOI also outlines the structure of a joint operating arrangement, whereby the Company and ICON would each have a 50% ownership interest in a new entity that would market and provide laser vision correction services in select markets. The Company's investment in this joint operating arrangement will be accounted for using the equity method.

Both the Company and ICON have agreed to immediately negotiate definitive agreements with respect to the terms of the LOI. The Company views its relationship with ICON as critical to its future business objectives, and therefore the importance of current negotiations with ICON should be viewed in that light. There are no such agreements currently in place nor can achievement of such agreements be assured. Additionally, the agreement's terms with respect to stock purchase revisions would require the approval of both the Company's shareholders and senior lenders, and the joint operating arrangement would require the approval of the senior lenders.

As of March 31, 2000, the Company and ICON had begun joint laser vision correction activities in 9 of the Company's markets as an unincorporated joint venture with terms substantially in accord with the LOI. The operations of the venture, from commencement in mid-February 2000 through March 31, 2000, consisted principally of marketing efforts and patient scheduling, with surgeries having begun in only one of the 9 markets. The Company's 50% interest in the start-up activities is included in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2000 as equity in loss of joint venture.

5.  CONTINGENCIES

DELINQUENT PAYROLL TAXES AND WITHHOLDINGS

At March 31, 2000 and December 31, 1999, the Company had accrued approximately $6.4 million and $5.3 million, respectively, for unremitted payroll taxes and withholdings that are included in accrued expenses in the accompanying condensed consolidated balance sheets.

The Company and its advisors continue to negotiate with the Internal Revenue Service (IRS) regarding a settlement of outstanding amounts (including accumulated penalties and interest) due to the IRS. Based on negotiations to date, it is considered probable that the IRS will ultimately agree to a settlement wherein the Company will be released from its obligation for all delinquent payroll taxes, withholdings, penalties and interest for a lump sum payment no greater than the accrual at December 31, 1999. Nevertheless, there can be no assurance that the Company will be able to negotiate a settlement with the IRS for an amount less than is owed, including penalties and interest, and further that, in the event of a settlement, it will have the funds to effect the settlement. If applicable, the $6.4 million accrual in the accompanying condensed consolidated financial statements will be adjusted downward when the Company has entered into a formal settlement with the IRS and has been legally released from liability with respect to this matter.

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

PROVIDERS NOTES

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

6.  GOING CONCERN MATTERS AND RELATED SUBSEQUENT EVENTS

The Company faces significant operational and financial challenges in the near-term, including but not limited to:

    -    Renegotiation of its senior credit facility, as described in note 3;

    - Negotiation of definitive agreements with ICON with respect to the LOI discussed in note 4:

    -    Reaching a final settlement of the IRS matter discussed in note 5; and

    -    Management of the various class action claims described in note 5.

The Company, with the assistance of its lenders, certain advisors and ICON, is actively and globally evaluating its business strategy and operating model. This evaluation is especially important in light of significant economic weaknesses evidenced by its physician practice management segment in 1999 (leading to an impairment charge to 1999 earnings of $19.2 million) and what the Company believes are dramatic opportunities to grow and enhance its laser vision correction revenue streams through a joint venture arrangement with ICON. The complexity of the Company's business evaluation is further aggravated by significant immediate liquidity issues that must be addressed in parallel with any contemplated strategic and operational changes.

In order to emerge from its current liquidity and operational difficulties with a profitable business model, the Company must achieve success on a number of critical fronts, including those described above. While the Company's management is focused on these objectives, there can be no assurance that the Company will in fact achieve such success. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

7.  SEGMENT INFORMATION

The Company classifies its operations into two business segments: center operations and other. The center operations segment includes all activity related to managing ophthalmology practices and ambulatory surgical centers. The other segment primarily includes the operations of VisionAmerica Surgical Services, Inc., formerly Omega Medical Services, Inc., which provides mobile surgical and other supplies and services to eye care providers. The corporate category includes general and administrative expenses associated with the operation of the Company's corporate office. There are no material intersegment sales, and operating income by business segment excludes interest income, interest expense, and corporate expenses.

Summarized financial information by business segment for three months ended March 31, 2000 and 1999 is as follows:

                                                             2000               1999
             Revenues:
                  Center operations                       $ 14,042,889      $ 14,163,866
                  Other                                        462,089           878,672
                                                          ------------      ------------
             Total revenues                               $ 14,504,978      $ 15,042,538
                                                          ============      ============

             Earnings (losses):
                  Center operations                       $    822,178      $  2,366,400
                  Other                                        108,846            96,422
                                                          ------------      ------------
                  Total segments                               931,024         2,462,822
                  Corporate expense                         (2,068,656)       (1,001,386)
                  Net interest expense                      (1,220,004)         (648,002)
                  Minority interest expense                   (107,969)         (132,907)
                  Income tax expense                           (41,000)         (167,737)
                                                          ------------      ------------
             Total earnings (losses) from
                  continuing operations                   $ (2,506,605)     $    512,790
                                                          ============      ============

8.  DELISTING NOTIFICATION

The Company received a notification from the NASDAQ Stock Market (NASDAQ) on April 20, 2000, indicating that it would be delisted if it did not file its Form 10-K with the SEC by April 27, 2000. The company appealed this action which stayed the delisting pending the appeal hearing. The NASDAQ granted the Company an appeal hearing to be held May 18, 2000, requesting that it demonstrate its ability to sustain long term compliance with all listing maintenance criteria, as well as timely filing with the SEC. In the interim, on May 17, 2000, the Company filed its Form 10-K with the SEC.

As a result of the hearing on May 18, 2000, the NASDAQ has granted the Company until May 30, 2000, to provide a supplemental written submission to the hearing panel addressing certain listing criteria not addressed in the initial hearing. Upon receipt of this information or May 30, 2000 at the latest, the NASDAQ will make a final determination regarding continued listing of the Company

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Except for historical information, statements relating to the Company's plans, objectives and future performance are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations. Because of various risks and uncertainties, actual strategies and results in future periods may differ materially from those currently expected.

         The discussion set forth below analyzes certain factors and trends related to the financial results for each of the three months ended March 31, 2000 and 1999. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

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

         The 10 centers identified as impaired represent approximately 26% of the Company's 1999 net revenues from physician practice management operations (the center operations segment). While the Company's Board of Directors has not yet formally adopted plans for disposal of the practice assets discussed above, the Company expects such plans to be adopted in the 2nd quarter of fiscal 2000 and such assets to be reported as held for disposal beginning in that quarter.

         The Company incurred a net loss from continuing operations of $28,827,000 for the year ending December 31, 1999, including the impairment charge discussed above, and incurred a further loss from continuing operations in the three months ended March 31, 2000 of $2,507,000. At March 31, 2000, current liabilities (which includes all amounts due to the Company's senior lenders as discussed below) exceeded current assets by $30,200,000. Reflective of these amounts, the Company faces significant operational and financial challenges in the near-term, including but not limited to those described below.

         The Company is in technical default under the terms of its revolving credit facility and has not received any waivers of noncompliance with related debt covenants. Because of these circumstances, all amounts due under the facility can be deemed immediately due and payable at the lenders' discretion. Therefore, such amounts totaling $30,307,000 and $33,675,000 have been classified as a current liability in the accompanying condensed consolidated financial statements at March 31, 2000 and December 31, 1999, respectively. The Company's senior lenders agreed on May 1, 2000, subject to various terms and conditions, to provide a new $2.5 million discretionary over-line as an amendment to the credit facility to fund certain Company expenditures. As a part of this new lending agreement, the senior lenders have received warrants, exercisable at $0.06 per share, to purchase 20% of the Company's common stock on a fully diluted basis. If the Company repays both the $2.5 million facility and a $3.0 million letter of credit described below within six months of their respective effective dates, 50% of the warrants will be canceled at no cost to the Company. The Company's lenders have not to-date, however, extended any commitment to waive noncompliance with the covenants under the credit facility. The Company does not currently have alternative financing arrangements should the lenders demand repayment. Management intends to pursue the renegotiation of its credit facility with its current lenders. However, if the Company cannot resolve the issues with its current lenders, management expects to pursue alternative financing arrangements. The Company's objective is to achieve a new financing arrangement in such a fashion that the Company's financial position will not be adversely affected. Nevertheless, no new financing arrangements are in place and there can be no assurances that any such arrangements will in fact be consummated.

         At March 31, 2000 and December 31, 1999, the Company had accrued approximately $6.4 million and $5.3 million, respectively, for delinquent unremitted payroll taxes and withholdings. The Company and its advisors are currently negotiating with the Internal Revenue Service (IRS) regarding a settlement of outstanding amounts (including accumulated penalties and interest) due to the IRS. In an agreement dated May 3, 2000, between the Company, its senior lenders and the IRS, the IRS has agreed to withdraw existing liens against Company assets for the unpaid taxes and withholdings and to refrain from taking any further collection actions against the Company. In exchange, the senior lenders will provide a $3,000,000 letter of credit on which the IRS may draw upon under certain conditions, and in any event after one year if the Company has not settled with the IRS. The Company believes its negotiations with the IRS will result in a settlement within a range, the high end of which is no greater than the recorded liability for these taxes and withholdings at December 31, 1999. Nevertheless, there can be no assurance that the Company will be able to negotiate a settlement with the IRS for an amount less than is owed, including penalties and interest, and further that, in the event of a settlement, it will have the funds to effect the settlement.

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

         In February 2000, the Company announced plans to jointly offer laser vision correction programs in certain of its markets with ICON Laser Eye Centers, Inc. (ICON), a market leader in lower-priced excimer laser services. In connection with these joint efforts, ICON provides marketing services and access to its telephone response call center for patient follow-up and scheduling and the Company provides the facilities and personnel. As of May 15, 2000, this joint program has been initiated in 13 of the Company's markets and early results of the joint programs indicate strong market acceptance. The definitive terms of the joint venture relationship have not been finalized, however a letter of intent outlining the arrangement was signed on May 12, 2000, subject to the preparation and execution of definitive documents by May 27, 2000 and approval of the Company's senior lenders. The letter of intent provides for equal ownership in a newly formed joint venture entity.

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

         Net cash provided by continuing operations for the three months ended March 31, 2000 was $695,000, however, an increase in accounts payable and accrued expenses of $2,612,000 was a significant contributing factor in causing these inflows. The increase in accounts payable and accrued expenses was due to the delinquent payroll taxes and withholdings noted above as well as to an elongation of the Company's payables cycle. Net cash used in investing activities during the quarter consisted of $566,000 in capital expenditures, and net cash provided by financing activities totaled $203,000. With regard to these financing activities, the Company received $4,000,000 from ICON in February 2000 in a stock purchase transaction as discussed previously. The proceeds principally financed the first principal payments due under the Company's senior credit facility and capital lease payments, and the net financing amount of $203,000 was used to pay down certain aged payables. Although alleviating the severity of the Company's immediate cash flow problems, this infusion of capital was not sufficient to satisfy any future working capital needs.

         Net cash provided by continuing operations for the three months ended March 31, 1999 was $24,000, however net cash used by operating activities totaled $889,000, as cash used by the Company's discontinued operations was $913,000 for the quarter. Cash used in investing activities totaled $772,000, consisting of capital expenditures and practice acquisitions. These operating and investing uses were financed principally by additional bank borrowings.

         As discussed in note 8 to the accompanying condensed consolidated financial statements, the Company has received a delisting notification from the NASDAQ Stock Market and is in the process of appealing the delisting. The NASDAQ is scheduled to rule on the appeal no later than May 30, 2000, and there can be no assurances given that it will rule favorably on the continued listing of the Company's securities.

RESULTS OF OPERATIONS

                                                               Three Months
                                                              Ended March 31
                                                              --------------
                                                              (in thousands)

                                                          2000             1999
Center net revenues                                     $ 14,043         $ 14,164
Other revenues                                               462              879
                                                        --------         --------
             TOTAL REVENUES                               14,505           15,043

Center operating expenses                                 12,290           11,095
Selling, general, and administrative expenses              2,007            1,314
Cost of sales                                                223              569
Provision for doubtful accounts                              977              607
                                                        --------         --------
             EARNINGS (LOSS) FROM OPERATIONS                (992)           1,458

Interest expense                                          (1,217)            (644)
Minority interest in net income of partnerships             (108)            (133)
Equity in loss of joint venture                             (149)              --
Income tax expense                                           (41)            (168)
                                                        --------         --------
             NET EARNINGS (LOSS) FROM CONTINUING
             OPERATIONS                                 $ (2,507)        $    513

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Total Revenues. Total revenues decreased from $15,043,000 for the three months ended March 31, 1999 to $14,505,000 for the three months ended March 31, 2000, a decrease of $538,000 or 3.6%.

                Center net revenues decreased from $14,164,000 for the 1999 period to $14,043,000 for the 2000 period, a decrease of $121,000, or 0.9%. The decline was the combined effect of a decrease in revenues of approximately $600,000 or 15% between the periods for the "impaired" centers more than offsetting a net increase in volume for the remainder of the centers.

                 Other revenues decreased from $879,000 for the 1999 period to $462,000 for the 2000 period, a decrease of $417,000 or 47.4% due principally to a large nonrecurring equipment sale in the first quarter of 1999.

         Center Operating Expenses. Center operating expenses increased from $11,095,000 for the three months ended March 31, 1999 to $12,290,000 for the three months ended March 31, 2000, an increase of

$1,195,000 or 10.8%, and as a percentage of center net revenue, center operating expenses increased from 78.3% to 84.7%. The increase relates principally to the discontinuance in 2000 of the accrual of management fees from "impaired" centers from which due to continuing losses, the fees appear uncollectible. Management fees are recorded as a reduction of center operating expenses. Approximately $2,000,000 of the impairment charge recorded in the fourth quarter of 1999 related to the collectibility of accrued management fees.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $1,314,000 for the three months ended March 31, 1999 to $2,007,000 for the three months ended March 31, 2000, an increase of $693,000, or 52.7%. The increase results principally from spending on the continuing development of new information systems and an increase in professional fees related to the Company's operational and administrative difficulties. As a percentage of total revenues, selling, general, and administrative expenses increased from 8.7% in the 1999 period to 13.8% in the 2000 period.

         Cost of Sales. Cost of sales decreased from $569,000 for the three months ended March 31, 1999 to $223,000 for the three months ended March 31, 2000, a decrease of $346,000. As a percentage of other revenues, cost of sales decreased from 64.7% in the 1999 period to 48.3% in the 2000 period as a result of the large equipment sale noted above causing a higher mix of equipment and supply sales in 1999, which have a relatively lower margin, to mobile surgical sales.

         Provision for Doubtful Accounts. Provision for doubtful accounts increased from $607,000 for the three months ended March 31, 1999 to $977,000 for the three months ended March 31, 2000, an increase of $370,000, or 61.0%. The increase relates principally to the continued deterioration in the aging of the accounts receivable caused by disruptions in collection activity associated with computer system conversions at the centers during the latter half of 1999. As a percentage of total revenues, provision for doubtful accounts increased from 4.0% in the 1999 period to 6.7% in the 2000 period.

         Interest Expense. Interest expense increased from $644,000 for the three months ended March 31, 1999 to $1,217,000 for the three months ended March 31, 2000, an increase of $573,000, or 89.0%. This increase relates principally to the increase in capital lease obligations incurred during 1999 for lasers and other equipment related to the Company's refractive surgery marketing initiative and to a much lessor extent increased bank borrowings for 1999 acquisitions and working capital needs and the impact of increasing interest rates on the floating rate bank debt.

         Equity in loss of joint venture. Equity in loss of joint venture represents the Company's 50% interest in the start-up activities of its joint laser vision correction arrangement with ICON Laser Eye Centers, Inc. as more fully described in note 4 to the condensed consolidated financial statements.

         Income Tax Expense. Income tax expense in the three months ended March 31, 2000, represents state income taxes related to profitable centers, as the Company is in a loss carryforward position for Federal income tax purposes.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         There were no material changes during the quarter in the information about market risks included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         See Note 5 to the accompanying Condensed Consolidated Financial Statements and Item 3. Legal Proceedings in the Company's Form 10-K filed on May 17, 2000.

Item 2.  Changes in Securities.
         See Notes 3 and 4 of the accompanying Condensed Consolidated Financial Statements regarding recent sales of unregistered securities to the Company's senior lenders and ICON Laser Eye Centers, Inc., respectively.

Item 3.  Defaults Upon Senior Securities.
         See Note 3 to the accompanying Condensed Consolidated Financial Statements regarding defaults by the Company under its senior credit facility.

Item 4.  Submission of Matters to a Vote of Security Holders.
         None.

Item 5.  Other Information.
         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:
               (10) Intercreditor Agreement
               (27) Financial Data Schedule

         (b) Reports on Form 8-K:

               (1) Report dated March 8, 2000 under Item 5. reporting a $4,000,000 private placement to ICON Laser Eye Centers, Inc.
               (2) Report dated March 30, 2000, reporting under i) Item 5. regarding press releases dated March 24, 2000 and March 27, 2000, which discuss among other things, the resignation of the Company's Chief Financial Officer, delay of the filing of the 1999 Form 10-K, election of two new directors, and the appointment of a Chief Operating Officer, and
                    ii) Item 6. regarding the resignation of Ron Edmonds as a Director on March 22, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 VISIONAMERICA INCORPORATED
                 ---------------------------------------------
                 Registrant

May 23, 1999                          By \s\ Andrew W. Miller
                                      ------------------------------------------
                                      Andrew W. Miller
                                      Acting Chief Executive Officer

                                      By \s\ Todd E. Smith
                                      ------------------------------------------
                                      Todd E. Smith
                                      Chief Accounting Officer