Form 10-Q
period 2000-06-30
VISIONAMERICA INC
filed 2000-09-08
CIK 864902

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      (Mark one)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended JUNE 30, 2000
                                        -------------
      or

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  ACT For the transition period from            to
                                                     -----------   ------------

                  Commission File Number: 0-19283
                                          -------

                           VISIONAMERICA INCORPORATED
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                            13-3220466
------------------------------------                       -------------------
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

                                 [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                                  Outstanding at June 30, 2000
--------------------------------------------------------------------------------
 Common Stock, $0.06 par value                               9,933,066

                  VISIONAMERICA INCORPORATED AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000


                         PART 1 - FINANCIAL INFORMATION

                 Index to Financial Information:                   Page
                                                                   -----
Item 1:

          Condensed Consolidated Balance Sheets
          as of June 30, 2000 and December 31, 1999                  3

          Condensed Consolidated Statements of
          Operations for the Three Months Ended
          June 30, 2000 and 1999                                     4

          Condensed Consolidated Statements of
          Operations for the Six Months Ended
          June 30, 2000 and 1999                                     5

          Condensed Consolidated Statements of
          Cash Flows for the Six Months Ended
          June 30, 2000 and 1999                                     6

          Notes to Condensed Consolidated
          Financial Statements                                       7

Item 2:

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                13

Item 3:

          Quantitative and Qualitative Disclosures about            18
          Market Risks

                   VISIONAMERICA INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                               JUNE 30        DECEMBER 31
                                                                 2000            1999
                                                             ------------    ------------
                            ASSETS
Current Assets:
   Cash                                                      $  1,723,846    $  1,866,616
   Accounts receivable, net of allowance
   for doubtful accounts totaling $3,151,000 at
   June 30, 2000 and $3,099,000 at December 31, 1999            8,305,078       8,705,593
   Prepaid expenses and other assets                            1,875,556       1,575,319
   Net assets held for disposal                                 1,665,000       3,644,615
                                                             ------------    ------------
              TOTAL CURRENT ASSETS                             13,569,480      15,792,143

Equipment, furniture and fixtures                              31,444,551      28,927,555
Less:  Accumulated depreciation                               (12,582,445)    (10,978,361)
                                                             ------------    ------------
              NET EQUIPMENT, FURNITURE AND FIXTURES            18,862,106      17,949,194
Management service agreements and other intangible
     assets, net of accumulated amortization of
     $2,694,382 and $1,863,000 in 2000 and 1999,
     respectively                                              12,791,670      14,229,901
Other assets                                                    4,274,363       3,734,464
                                                             ------------    ------------
              TOTAL ASSETS                                   $ 49,497,619    $ 51,705,702
                                                             ============    ============

            LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued expenses                     $ 12,937,115    $ 12,012,862
   Current installments of obligations under capital
      leases and long-term debt                                34,587,354      35,779,628
                                                             ------------    ------------
              TOTAL CURRENT LIABILITIES                        47,524,469      47,792,490
Obligations under capital leases, excluding
     current installments                                       7,943,286       6,628,636
Long-term debt, excluding current
     installments                                                 406,341         348,145
                                                             ------------    ------------
              TOTAL LIABILITIES                                55,874,096      54,769,271

Minority Interest                                                  73,326          77,004
Stockholders' deficit:
   Common stock                                                   611,218         551,218
   Treasury stock                                                (152,609)       (152,609)
   Additional paid-in capital                                  37,184,534      33,028,534
   Accumulated deficit                                        (44,092,946)    (36,567,716)
                                                             ------------    ------------
              TOTAL STOCKHOLDERS' DEFICIT                      (6,449,803)     (3,140,573)
                                                             ------------    ------------
               TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $ 49,497,619    $ 51,705,702
                                                             ============    ============

See accompanying notes to condensed consolidated financial statements.

                   VISIONAMERICA INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                   2000            1999
                                                               ------------    ------------
Center net revenues                                            $ 13,550,985    $ 13,985,525
Other revenues                                                      463,049         567,599
                                                               ------------    ------------
             TOTAL REVENUES                                      14,014,034      14,553,124

Center operating expenses                                        11,574,768      11,054,200
Selling, general, and administrative expenses                     2,170,982       1,495,486
Cost of sales                                                       209,923         271,302
Provision for doubtful accounts                                     490,150         732,331
Impairment of physician practice management assets                1,562,006              --
                                                               ------------    ------------
             EARNINGS (LOSS) FROM OPERATIONS                     (1,993,795)        999,805

Gain on sale of investment                                               --         724,242
Interest expense                                                 (1,090,264)       (743,837)
Minority interest in net income of partnerships                    (232,490)       (162,842)
Equity in earnings of joint venture                                 296,651              --
Income tax expense                                                  (74,000)       (220,353)
                                                               ------------    ------------
             NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS      (3,093,898)        597,015

Discontinued operations, net of tax                              (2,106,355)         95,366
                                                               ------------    ------------
             NET EARNINGS (LOSS)                               $ (5,200,253)   $    692,381
                                                               ============    ============

Earnings (loss) from continuing operations per common share:
             Basic                                             $      (0.31)   $       0.07
                                                               ============    ============
             Diluted                                           $      (0.31)   $       0.07
                                                               ============    ============
Earning (loss) from discontinued operations per common share:
             Basic                                             $      (0.21)   $       0.01
                                                               ============    ============
             Diluted                                           $      (0.21)   $       0.01
                                                               ============    ============
Earnings (loss) per common share:
             Basic                                             $      (0.52)   $       0.08
                                                               ============    ============
             Diluted                                           $      (0.52)   $       0.08
                                                               ============    ============
Weighted average number of common shares:
             Basic                                                9,933,066       8,992,347
                                                               ============    ============
             Diluted                                              9,933,066       9,174,454
                                                               ============    ============

See accompanying notes to condensed consolidated financial statements.

                   VISIONAMERICA INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                   2000            1999
                                                               ------------    ------------
Center net revenues                                            $ 29,323,568    $ 27,883,333
Other revenues                                                      925,138       1,446,271
                                                               ------------    ------------
             TOTAL REVENUES                                      30,248,706      29,329,604

Center operating expenses                                        25,481,619      22,021,125
Selling, general, and administrative expenses                     4,290,321       2,671,421
Cost of sales                                                       433,149         839,827
Provision for doubtful accounts                                   1,466,931       1,339,769
Impairment of physician practice management assets                1,562,006              --
                                                               ------------    ------------
             EARNINGS (LOSS) FROM OPERATIONS                     (2,985,320)      2,457,462

Gain on sale of investment                                               --         724,242
Interest expense                                                 (2,307,509)     (1,388,060)
Minority interest in net income of partnerships                    (340,459)       (295,749)
Equity in earnings of joint venture                                 147,785              --
Income tax expense                                                 (115,000)       (388,090)
                                                               ------------    ------------
             NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS      (5,600,503)      1,109,805

Discontinued operations, net of tax                              (1,924,727)        176,127
                                                               ------------    ------------
             NET EARNINGS (LOSS)                               $ (7,525,230)   $  1,285,932
                                                               ============    ============

Earnings (loss) from continuing operations per common share:
             Basic                                             $      (0.58)   $       0.12
                                                               ============    ============
             Diluted                                           $      (0.58)   $       0.12
                                                               ============    ============
Earnings (loss) from discontinued operations per common share:
             Basic                                             $      (0.20)   $       0.02
                                                               ============    ============
             Diluted                                           $      (0.20)   $       0.02
                                                               ============    ============
Earnings (loss) per common share:
             Basic                                             $      (0.78)   $       0.14
                                                               ============    ============
             Diluted                                           $      (0.78)   $       0.14
                                                               ============    ============
Weighted average number of common shares:
             Basic                                                9,630,516       8,991,474
                                                               ============    ============
             Diluted                                              9,630,516       9,101,253
                                                               ============    ============

                   VISIONAMERICA INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                  2000           1999
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings (loss)                                         $(7,525,230)   $ 1,285,932
   Adjustments to reconcile net earnings (loss) to net
     cash provided by (used in) continuing operations:
    Depreciation and amortization                                2,195,178      1,674,457
    Deferred taxes                                                      --      1,000,000
    Provision for doubtful accounts                              1,466,931      1,339,769
    Loss (earnings) from discontinued operations                 1,924,727       (176,127)
    Equity in earnings of joint venture                           (147,785)            --
    Impairment charge                                            1,562,006             --
    Minority interest in partnerships                              340,459        295,749
    Increase in:
      Receivables                                               (1,161,016)    (3,899,145)
      Prepaids and other assets                                   (630,409)    (2,165,731)
    Increase in:
      Accounts payable and accrued expenses                        518,941      2,167,475
                                                               -----------    -----------

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS            (1,456,198)     1,522,379
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS              54,888     (1,632,342)
                                                               -----------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (1,401,310)      (109,963)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (664,948)      (756,224)
  Acquisition of assets of physician practices                          --       (520,520)
                                                               -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                             (664,948)    (1,276,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in long-term debt and capital lease obligations    (1,732,375)     2,076,132
  Distributions to minority interest                              (344,137)      (324,423)
  Proceeds from issuance of common stock                         4,000,000             --
                                                               -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        1,923,488      1,751,709
                                                               -----------    -----------
NET INCREASE (DECREASE) IN CASH                                   (142,770)       365,002

CASH AT BEGINNING OF PERIOD                                      1,866,616      3,100,145
                                                               -----------    -----------
CASH AT END OF PERIOD                                          $ 1,723,846    $ 3,465,147
                                                               ===========    ===========




See accompanying notes to condensed consolidated financial statements.

                   VISIONAMERICA INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 1999 filed by VisionAmerica Incorporated and Subsidiaries (the "Company") with the Securities and Exchange Commission on Form 10-K. The unaudited interim condensed consolidated financial statements as of June 30, 2000 and 1999, include all normal recurring adjustments which management considers necessary for a fair presentation. Certain 1999 amounts have been reclassified to conform to the 2000 presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

2. EARNINGS PER SHARE

Basic earnings (loss) per share for each period are computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) for each period are computed by dividing net earnings (loss) by the sum of (1) the weighted-average number of shares outstanding during the period and (2) the dilutive effect of the assumed exercise of stock options and warrants using the treasury stock method. The following is a reconciliation of the numerators and denominators of the per share computations for earnings (loss) from continuing operations per share(EPS) for the three and six month periods ended June 30, 2000 and 1999, respectively:

                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                THREE MONTHS              SIX MONTHS
                                                          -----------------------  ------------------------
                                                             2000         1999         2000         1999
                                                          ----------    ---------   ----------    ---------
NUMERATOR:
  Earnings (loss) from continuing operations (numerator
         for basic and diluted EPS)                       (3,093,898)     597,015   (5,600,503)   1,109,805

DENOMINATOR:
   Weighted average shares (denominator for basic EPS)     9,933,066    8,992,347    9,630,516    8,991,474
    Effect of dilutive securities-stock options                   --      182,107           --      109,779
                                                          ----------    ---------   ----------    ---------
   Weighted average shares and assumed conversions
          (denominator for diluted EPS)                    9,933,066    9,174,454    9,630,516    9,101,253
BASIC EPS                                                 $    (0.31)  $     0.07   $    (0.58)  $     0.12
DILUTED EPS                                               $    (0.31)  $     0.07   $    (0.58)  $     0.12

Options and warrants to purchase 4,247,000 shares of common stock were outstanding at June 30, 2000, that were not included in the computations of diluted EPS because they were antidilutive.

3. REVOLVING CREDIT AGREEMENT

The Company has a $50,000,000 bank revolving credit facility. Borrowings under the agreement bear interest at the 30-day commercial paper rate plus 4.25%, which was 10.795% at June 30, 2000. Interest only was due monthly until January 2000, at which time the borrowings are due in installments over a four-year period. Substantially all the Company's assets are pledged under the agreement. Under the terms of the agreement, the Company is required to maintain compliance with certain financial covenants. As of December 31, 1999 and June 30, 2000, the Company is in technical default under the terms of its revolving credit facility and has not received any waivers of noncompliance with related debt covenants. Because of these circumstances, all amounts due under the facility can be deemed immediately due and payable at the lenders' discretion. Therefore, such amounts totaling $32,667,000 and $33,675,000 have been classified as a current liability in the accompanying condensed consolidated financial statements at June 30, 2000 and

December 31, 1999, respectively. The Company's senior lenders agreed on May 1, 2000, subject to various terms and conditions, to provide a new $2.5 million discretionary over-line as an amendment to the credit facility to fund certain Company expenditures. As a part of this amendment, the senior lenders received warrants, exercisable at $0.06 per share, to purchase 20% of the Company's common stock on a fully diluted basis (2,836,760 shares). The warrants were valued at approximately $216,000 and were recorded as deferred financing costs. If the Company repays both the $2.5 million facility and the $3.0 million letter of credit described in note 6 within six months of their respective effective dates, 50% of the warrants will be canceled at no cost to the Company. The discretionary over-line expired on August 1, 2000 with the $2.5 million borrowed thereunder as of that date becoming due and payable. The lenders have indicated their willingness to extend the payment date for the over-line an additional 90 days while they pursue the restructuring of the credit facility with the Company. This additional amendment to the credit facility would include an agreement by the lenders for the Company to use a certain portion of the proceeds of any asset dispositions during the 90 days for working capital purposes. The Company's lenders have not to-date, however, extended any formal commitment to waive noncompliance or otherwise renegotiate the terms of the credit facility. The Company does not currently have alternative financing arrangements should the lenders demand repayment. Management is pursuing the renegotiation of the credit facility as noted above. However, if the Company cannot resolve the issues with its current lenders, management expects to pursue alternative financing arrangements. The Company's objective is to achieve a new financing arrangement which will not adversely affect its financial condition. Nevertheless, no new financing arrangements are in place and there can be no assurances that any such arrangements will in fact be consummated. Unamortized deferred financing costs totaling $211,000 at June 30, 2000, which are included in other assets, would be written off in the event that the Company reaches an agreement with lenders other than those currently in place.

4. RESTRICTED STOCK SALE AND JOINT VENTURE

On February 24, 2000, ICON Laser Eye Centers, Inc. (ICON) purchased 1,000,000 restricted shares of the Company's common stock for aggregate proceeds totaling $4,000,000. The related agreement also grants ICON, contingent upon certain events, registration rights with respect to the restricted shares. These rights include the Company's issuance of a warrant for an additional 1,000,000 shares of the Company's common stock if, among other things, a registration statement is not filed for the 1,000,000 shares by July 31, 2000.

ICON has subsequently requested that the Company renegotiate the agreement described above. As a result of negotiations to-date, the Company and ICON entered into a Letter of Intent ("LOI") on May 12, 2000 that outlines the terms of both a settlement regarding the stock purchase agreement and a joint operating arrangement.

The settlement portion of the LOI contemplates the termination of the stock purchase agreement and the issuance by the Company of a $4,000,000 subordinated convertible note to ICON. The note would bear interest at 5% annually, and all principal and interest would be due at the note's suggested maturity date of May 31, 2005. The note would be convertible at any time into Company common stock at a conversion rate of $1.00 per share. Additionally, ICON would receive detachable warrants to purchase 1,000,000 shares of the Company's common stock at $0.06 per share. The LOI also outlines the structure of a joint operating arrangement which would formalize the current unincorporated joint venture between the Company and ICON (see below), whereby the Company and ICON would each have a 50% ownership interest in a new entity that would market and provide laser vision correction services in select markets.

The LOI was subject to negotiation and execution of definitive agreements by May 27, 2000. The Company and ICON have been negotiating definitive agreements with respect to the terms of the LOI, but currently there remain significant unresolved issues. Therefore no such agreements are currently in place, nor can achievement of such agreements be assured. Additionally, the agreements would require the approval of the Company's senior lenders and the settlement with respect to the stock purchase agreement might require the approval of the Company's shareholders.

As of June 30, 2000, the Company and ICON have joint laser vision correction activities in 7 of the Company's markets as an unincorporated joint venture with terms substantially in accord with the LOI. The Company and ICON have pursued joint laser vision correction centers in 13 of the Company's markets. Subsequent to initiation, however, joint activities have been discontinued in 6 of the markets. ICON continues to operate 4 of these centers independently, and the Company continues to operate 2 independently. The Company's investment in the joint venture activity is accounted for using the equity method and the Company's 50% interest in the activities is included in the accompanying condensed consolidated statements of operations as equity in earnings of joint venture.

5. IMPAIRMENT OF PHYSICIAN PRACTICE MANAGEMENT ASSETS

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

Impairment was measured by comparing the existing book value of the net practice assets to the Company's estimates of fair value for the respective practices. Fair value generally was determined based on estimated selling price criteria obtained from industry consultants experienced with physician practice disposals in similar circumstances. As a result of the analysis above, the Company recorded an impairment charge to earnings in the fourth quarter of fiscal 1999 totaling $19.2 million, comprised primarily of write-downs of related practice intangible assets.

During the second quarter of 2000, Company management continued to pursue possibilities for the disposition of the practice assets noted above. During this process, certain of the related physician relationships deteriorated as noted under Physician Disputes in Note 6. As a result, it became apparent that in lieu of the sale of certain of the practices, termination and abandonment of the practices might be the Company's only recourse. In other cases, based on preliminary discussions with potential buyers, the Company's previous expectations as to estimated selling prices appeared aggressive given the lack of performance of the related practices. Consequently, it was determined that recoverability of asset values for the impaired practices in excess of tangible book value was unlikely, and the Company recorded an additional impairment charge of $1,562,000 in the second quarter of 2000 principally to write-off any remaining intangible assets of these practices.

The 10 practices identified as impaired represented approximately 26% of the Company's 1999 net revenues from physician practice management operations (the center operations segment) and 20% of such net revenues during the six months ended June 30, 2000.

6. CONTINGENCIES

DELINQUENT PAYROLL TAXES AND WITHHOLDINGS

At June 30, 2000 and December 31, 1999, the Company had accrued approximately $6.4 million and $5.3 million, respectively, for unremitted payroll taxes and withholdings that are included in accrued expenses in the accompanying condensed consolidated balance sheets.

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

In an agreement dated May 3, 2000, between the Company, its senior lenders and the IRS, the IRS has withdrawn existing liens against Company assets for the unpaid taxes and withholdings and has agreed to refrain from taking any further collection actions against the Company. In exchange, the senior lenders have provided a $3,000,000 letter of credit on which the IRS may draw upon under certain conditions, and in any event by May 1, 2001 if the Company has not settled with the IRS.

CLASS ACTION SECURITIES CLAIMS

The Company and certain of its officers are the subjects of various class-action claims, filed at various dates since March 2000, alleging violations of federal securities laws. These complaints, which were consolidated as of June 26, 2000, generally allege that certain shareholders suffered financial losses as a result of false and misleading information the Company provided about its financial condition.

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

PHYSICIAN DISPUTES

Contract disputes have arisen between the Company and the doctors in seven of the Company's practice management relationships, six of which relate to the impaired relationships described in Note 5 above. These matters are in various stages of dispute resolution, with one case having escalated to a demand for mediation by the doctor and in two cases to the doctors having filed suit against the Company. Both lawsuits were filed in June 2000, claim breach of the related management contracts amongst other things, and seek unspecified damages. If settlement discussions regarding the other disputes are not successful, each of these matters could progress to arbitration or litigation. The net assets of the seven related physician practices as of June 30, 2000, were approximately $13,221,000.

The Company is currently unable to predict the outcome of these litigations and disputes or determine, in the event of unfavorable outcome, the potential losses to the Company with regard to damages sought, the recoverability of related physician practice assets, potential practice termination costs (lease terminations and other such exit costs), and legal costs. However, an unfavorable outcome to these litigations and disputes, in the aggregate if not individually, could have a material adverse effect on the Company's financial position or results of operations.

PROVIDERS NOTES

Effective December 14, 1999, the Company sold all of the stock of Providers Optical, Inc. ("Providers"). Consideration for the stock sale, totaling approximately $2.8 million, consisted of the following: $100,000 due within 90 days of closing, $400,000 due within 180 days of closing, a $1.5 million 9% term note payable over 60 months, and a $1.3 million non-interest bearing balloon note due December 3, 2004 (interest imputed at a 9% stated interest rate for financial reporting purposes). The aggregate loss from Providers for financial reporting purposes from both operations and its disposal totaled approximately $1.3 million for the year ended December 31, 1999. The first $100,000 payment due on the sale was received on March 22, 2000, but failed to clear the Company's bank upon receipt. Subsequent recovery of the $100,000 payment has yet to be resolved and all subsequent payments due the Company have been defaulted on. On the basis of the cross default provisions in the notes, the Company has sued for acceleration and collection of all amounts due from the sale. Because of these events and the lack of sufficient information concerning the buyer's financial condition, the recoverability of the amounts due from the sale are uncertain and potential write-downs thereof could have a material adverse effect on the Company's financial condition or results of operations.

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

7. GOING CONCERN MATTERS

The Company faces significant operational and financial challenges in the near-term, including but not limited to:

         -        Renegotiation of its senior credit facility, as described in note 3;

         - Negotiation of definitive agreements with ICON with respect to the LOI discussed in note 4:

         -        Reaching a final settlement of the IRS matter discussed in note 6; and

         - Management of the class action claims and physician disputes described in note 6.

The Company, with the assistance of its lenders and certain advisors, has been actively and globally evaluating its business strategy and operating model. This evaluation is especially important in light of significant economic weaknesses evidenced by its physician practice management segment in 1999 and continuing into fiscal 2000 (leading to the impairment charges described in Note 5) and what the Company believes are dramatic opportunities to grow and enhance its laser vision correction revenue streams through a joint venture arrangement with ICON or independently in the absence of a satisfactory resolution of the issues with ICON. The complexity of the Company's business evaluation is further aggravated by significant immediate liquidity issues that must be addressed in parallel with any contemplated strategic and operational changes.

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

8. SEGMENT INFORMATION

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

Summarized financial information by business segment for the three and six month periods ended June 30, 2000 and 1999 is as follows (unaudited):

                                          THREE MONTHS                    SIX MONTHS
                                  ----------------------------    ----------------------------
                                      2000            1999            2000            1999
                                  ------------    ------------    ------------    ------------
 Revenues:
      Center operations           $ 13,550,985    $ 13,985,525    $ 29,323,568    $ 27,883,333
      Other                            463,049         567,599         925,138       1,446,271
                                  ------------    ------------    ------------    ------------
 Total revenues                   $ 14,014,034    $ 14,553,124    $ 30,248,706    $ 29,329,604
                                  ============    ============    ============    ============
 Earnings (losses):
      Center operations           $    230,697    $  2,205,467    $    975,814    $  4,531,147
      Other                             11,594          96,959           7,790         192,436
                                  ------------    ------------    ------------    ------------
      Total segments                   242,291       2,302,426         983,604       4,723,583
      Corporate expense             (1,935,761)       (574,860)     (3,814,706)     (1,534,581)
      Net interest expense          (1,093,938)       (747,356)     (2,313,942)     (1,395,358)
      Minority interest expense       (232,490)       (162,842)       (340,459)       (295,749)
      Income tax expense               (74,000)       (220,353)       (115,000)       (388,090)
                                  ------------    ------------    ------------    ------------
 Total earnings (losses) from
      continuing operations       $ (3,093,898)   $    597,015    $ (5,600,503)   $  1,109,805
                                  ============    ============    ============    ============

9. DISCONTINUED OPERATIONS

The Company adopted a plan in the fourth quarter of 1998 to transition the ownership and operation of its managed care subsidiary ("EHN") to a strategic partner. The Company completed the sale of certain assets of EHN in the third quarter of 1999, but the anticipated strategic relationship did not materialize and the Company discontinued the remaining operations of EHN. The remaining contracts of EHN have terminated as of December 31, 1999, and the operation was completely discontinued by the end of May 2000. During the fourth quarter of 1999 the Company's board of directors also adopted plans of disposal related to Primary Eyecare Network ("PEN"), its ophthalmic buying group, and Providers Optical Inc. ("Providers"), its wholesale optical laboratory. Providers was sold in 1999 and PEN was disposed of in the third quarter of 2000 as discussed below. As a result of the above, the operations of EHN, PEN, and Providers have been classified as discontinued operations for each period presented in the accompanying condensed consolidated financial statements.

Initially, no loss was expected on the disposal of PEN. Bids for the purchase of PEN received during the second quarter of 2000, however, indicated that a loss might be incurred, and effective August 31, 2000 substantially all of the assets of PEN were sold at an estimated loss of $2,286,000. This estimated loss on the disposal is recorded as of June 30, 2000, and although the actual loss is subject to finalization of the balance sheet of PEN at closing, it is not expected to differ significantly from the estimate.

10. DELISTING

The Company's common stock was delisted from the NASDAQ Stock Market effective June 29, 2000, and now trades on the OTC Bulletin Board.

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

         The discussion set forth below analyzes certain factors and trends related to the financial results for the three and six month periods ended June 30, 2000 and 1999. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         In early 1999 the Company announced plans to focus its resources on its core business of operating eye care and surgery centers including a major new initiative to expand its laser vision correction capabilities. Despite some success in its refractive surgery campaign in certain of its markets, in planning discussions beginning in late 1999 and continuing into 2000, the Company determined that dramatic shifts in strategic and operational focuses were required to enhance the sustainability of the Company's business model. An important component of these shifts in focus was a global evaluation of existing physician practice management relationships and the related assets underneath those contractual arrangements, referred to here as the "impairment analysis." The impairment analysis was characterized by an identification (generally based on poor historical cash flows and/or active disposal consideration) of under-performing physician practice management relationships and an evaluation of the business case for continuation of those relationships. The impairment analysis specifically identified 10 contractual relationships that are economically burdensome to the Company and that also meet the accounting criteria for impairment as of December 31, 1999. As a result of the analysis, the Company recorded an impairment charge to earnings in the fourth quarter of fiscal 1999 totaling $19.2 million, comprised primarily of write-downs of related practice intangible assets, and an additional charge of $1,562,000 in the second quarter of 2000 to record further impairment as discussed in note 5 to the Consolidated Condensed Financial Statements. The 10 centers identified as impaired represent approximately 26% of the Company's 1999 net revenues from physician practice management operations (the center operations segment) and 20% of such net revenues during the six months ended June 30, 2000.

         The Company incurred a net loss from continuing operations of $28,827,000 for the year ended December 31, 1999, including the impairment charge discussed above, and incurred a further loss from continuing operations in the six months ended June 30, 2000 of $5,601,000, including an impairment charge of $1,562,000 as noted above. At June 30, 2000, current liabilities (which includes all amounts due to the Company's senior lenders as discussed below) exceeded current assets by $33,800,000. Reflective of these amounts, the Company faces significant operational and financial challenges in the near-term, including but not limited to those described below.

         Contract disputes have arisen between the Company and the doctors in seven of the Company's practice management relationships, six of which relate to the impaired relationships described above. These matters are in various stages of dispute resolution, with one case having escalated to a demand for mediation by the doctor and in two cases to the doctors having filed suit against the Company. Both lawsuits were filed in June 2000, claim breach of the related management contracts amongst other things, and seek unspecified damages. If settlement discussions regarding the other disputes are not successful, each of these matters could progress to arbitration or litigation. The net assets of the seven related physician practices as of June 30, 2000, were approximately $13,221,000. The Company is currently unable to predict the outcome of these litigations and disputes or determine, in the event of unfavorable outcome, the potential losses to the Company with regard to damages sought, the recoverability of related physician practice assets, potential practice termination costs (lease terminations and other such exit costs), and legal costs. However, an unfavorable outcome to these litigations and disputes, in the aggregate if not individually, could have a material adverse effect on the Company's financial position or results of operations.

         The Company is in technical default under the terms of its revolving credit facility and has not received any waivers of noncompliance with related debt covenants. Because of these circumstances, all amounts due under the facility can be deemed immediately due and payable at the lenders' discretion. Therefore, such amounts totaling $ 32,667,000 and $33,675,000 have been classified as a current liability in the accompanying condensed consolidated financial statements at June 30, 2000 and December 31, 1999, respectively. The Company's senior lenders agreed on May 1, 2000, subject to various terms and conditions, to provide a new $2.5 million discretionary over-line as an amendment to the credit facility to fund certain Company expenditures. As a part of this amendment, the senior lenders received warrants, exercisable at $0.06 per share, to purchase 20% of the Company's common stock on a fully diluted basis. If the Company repays both the $2.5 million facility and the $3.0 million letter of credit described in note 6 within six months of their respective effective dates, 50% of the warrants will be canceled at no cost to the Company. The discretionary over-line expired on August 1, 2000 with the $2.5 million borrowed thereunder as of that date becoming due and payable. The lenders have indicated their willingness to extend the payment date for the over-line an additional 90 days while they pursue the restructuring of the credit facility with the Company. This additional amendment to the credit facility would include an agreement by the lenders for the company to use a certain portion of the proceeds of any asset dispositions during the 90 days for working capital purposes. The Company's lenders have not to-date, however, extended any formal commitment to waive noncompliance or otherwise renegotiate the terms of the credit facility. The Company does not currently have alternative financing arrangements should the lenders demand repayment. Management is pursuing the renegotiation of the credit facility as noted above. However, if the Company cannot resolve the issues with its current lenders, management expects to pursue alternative financing arrangements. The Company's objective is to achieve a new financing arrangement which will not adversely affect its financial condition. Nevertheless, no new financing arrangements are in place and there can be no assurances that any such arrangements will in fact be consummated.

         At June 30, 2000 and December 31, 1999, the Company had accrued approximately $6.4 million and $5.3 million, respectively, for delinquent unremitted payroll taxes and withholdings. The Company and its advisors are currently negotiating with the Internal Revenue Service (IRS) regarding a settlement of outstanding amounts (including accumulated penalties and interest) due to the IRS. In an agreement dated May 3, 2000, between the Company, its senior lenders and the IRS, the IRS has withdrawn existing liens against Company assets for the unpaid taxes and withholdings and has agreed to refrain from taking any further collection actions against the Company. In exchange, the senior lenders have provided a $3,000,000 letter of credit on which the IRS may draw upon under certain conditions, and in any event by May 1, 2000 if the Company has not settled with the IRS. The Company believes its negotiations with the IRS will result in a settlement within a range, the high end of which is no greater than the recorded liability for these taxes and withholdings at December 31, 1999. Nevertheless, there can be no assurance that the Company will be able to negotiate a settlement with the IRS for an amount less than is owed, including penalties and interest, and further that, in the event of a settlement, it will have the funds to effect the settlement.

         The Company and certain of its officers are the subjects of various class-action claims, filed at various dates since March 2000, alleging violations of federal securities laws. These complaints, which were consolidated on June 26, 2000, generally allege that certain shareholders suffered financial losses as a result of false and misleading information the Company provided about its financial condition. The Company is not yet able to determine what impact, if any, the litigation described above will have on the Company's financial position or results of operations. The Company has directors' and officers' liability insurance coverage that would apply to losses that might be suffered as a result of these claims; however, there is a possibility that related alleged damages may be in excess of such available coverage. An unfavorable outcome to these matters could have a material adverse effect on the Company's financial position or results of operations.

         In February 2000, the Company announced plans to jointly offer laser vision correction programs in certain of its markets with ICON Laser Eye Centers, Inc. (ICON), a market leader in lower-priced excimer laser services. In connection with these joint efforts, ICON provides marketing services and access to its telephone response call center for patient follow-up and scheduling and the Company provides the facilities and personnel. Additionally, on February 24, 2000, ICON purchased 1,000,000 restricted shares of the Company's common stock for aggregate proceeds totaling $4,000,000.

         ICON has subsequently requested that the Company renegotiate the stock purchase described above. As a result, the Company and ICON entered into a Letter of Intent ("LOI") on May 12, 2000 that outlines the terms of both a settlement regarding the stock purchase agreement and a joint operating arrangement. The settlement portion of the LOI contemplates the termination of the stock purchase agreement and the issuance by the Company of a $4,000,000 subordinated convertible note to ICON. The note would bear interest at 5% annually, and all principal and interest would be due at the note's suggested maturity date of May 31, 2005. The note would be convertible at any time into Company common stock at a conversion rate of $1.00 per share. Additionally, ICON would receive detachable warrants to purchase 1,000,000 shares of the Company's common stock at $0.06 per share. The LOI also outlines the structure of a joint operating arrangement which would formalize the current joint activities between the Company and ICON, whereby the Company and ICON would each have a 50% ownership interest in a new entity that would market and provide laser vision correction services in select markets. As of June 30, 2000, the Company and ICON have joint laser vision correction activities in 7 of the Company's markets as an unincorporated joint venture with terms substantially in accord with the LOI. The Company and ICON have pursued joint laser vision correction centers in 13 of the Company's markets. Subsequent to initiation, however, joint activities have been discontinued in 6 of the markets. ICON continues to operate 4 of these centers independently, and the Company continues to operate 2 independently.

         The LOI was subject to negotiation and execution of definitive agreements by May 27, 2000. The Company and ICON have been negotiating definitive agreements with respect to the terms of the LOI, but currently there remain significant unresolved issues. Therefore no such agreements are currently in place, nor can achievement of such agreements be assured. Additionally, the agreements would require the approval of the Company's senior lenders and the settlement with respect to the stock purchase agreement might require the approval of the Company's shareholders.

         The Company, with the assistance of its lenders and certain advisors, has been actively and globally evaluating its business strategy and operating model. This evaluation is especially important in light of significant economic weaknesses evidenced by its physician practice management segment in 1999 and continuing into fiscal 2000 and what the Company believes are dramatic opportunities to grow and enhance its laser vision correction revenue streams through a joint venture arrangement with ICON or independently in the absence of a satisfactory resolution of the issues with ICON. The complexity of the Company's business evaluation is further aggravated by significant immediate liquidity issues that must be addressed in parallel with any contemplated strategic and operational changes.

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

         Net cash used in continuing operations for the six months ended June 30, 2000 was $1,456,000, as a result of the continuing losses incurred by these operations. Actual cash used is significantly less than the actual loss from continuing operations due to significant non-cash items including depreciation and amortization, the provision for doubtful accounts, and the impairment charge taken in the second quarter. The only investing activities for the first half of the year were capital expenditures of $665,000. The cash used in operations and investing activities was funded by net cash provided by financing activities of $1,923,000, which consisted principally of the $4 million private equity investment by ICON in February 2000, less net repayments of bank borrowings and capitalized lease obligations.

         Net cash used in operating activities totaled $110,000 for the six months ended June 30, 1999, with net cash provided by continuing operations of $1,522,000 being more than offset by the cash used by the Company's discontinued operations of $1,632,000. Contributing to the cash provided by continuing operations, however, was an increase in accounts payable and accrued expenses, which was due to the delinquent payroll taxes and withholdings noted above as well as an elongation of the Company's payables cycle. Cash used in investing activities for the six month period in 1999 consisted of capital expenditures and practice acquisitions totaling $1,277,000 and were financed by additional bank borrowings.

RESULTS OF OPERATIONS

                                                        THREE MONTHS              SIX MONTHS
                                                        ENDED JUNE 30            ENDED JUNE 30
                                                     --------------------    -------------------
                                                        (IN THOUSANDS)          (IN THOUSANDS)
                                                       2000        1999        2000        1999
                                                     --------    --------    --------    --------
Center net revenues                                  $ 13,551    $ 13,985    $ 29,324      27,883
Other revenues                                            463         568         925       1,446
                                                     --------    --------    --------    --------
                 TOTAL REVENUES                        14,014      14,553      30,249      29,329

Center operating expenses                              11,575      11,054      25,482      22,021
Selling, general, and administrative expenses           2,171       1,495       4,290       2,671
Cost of sales                                             210         271         433         840
Provision for doubtful accounts                           490         732       1,467       1,340
Impairment of physician practice management assets      1,562          --       1,562          --
                                                     --------    --------    --------    --------
         EARNINGS (LOSS) FROM OPERATIONS               (1,994)      1,000      (2,985)      2,457

Gain on sale of investment                                 --         724          --         724
Interest expense                                       (1,090)       (744)     (2,308)     (1,388)
Minority interest in net income of partnerships          (232)       (163)       (340)       (296)
Equity in earnings of joint venture                       297          --         148          --
Income tax expense                                        (74)       (220)       (115)       (388)
                                                     --------    --------    --------    --------
          NET EARNINGS (LOSS) FROM CONTINUING
                 OPERATIONS                          $ (3,094)   $    597    $ (5,600)   $  1,109

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Total Revenues. Total revenues decreased from $14,553,000 for the three months ended June 30, 1999 to $14,014,000 for the three months ended June 30, 2000, a decrease of $539,000 or 3.7%.

         Center net revenues decreased from $13,985,000 for the 1999 period to $13,551,000 for the 2000 period, a decrease of $434,000, or 3.1%. The decrease is the combined effect of an increase in revenues at the non-impaired centers of approximately $600,000, or 6% from the 1999 period and a decrease in revenues from the impaired centers of approximately $1,000,000, or 31%. The increase at the non-impaired centers is principally attributable to a significant increase in refractive revenue at these centers as many of these centers were just beginning to focus on refractive surgery in the 1999 period. Additionally, the centers which did have significant refractive surgery in the 1999 period were using a third party laser at that time and therefore only recognized the professional fee component of the total procedure fee as revenue. The Company began installing its own excimer lasers in April 1999, allowing the center to also collect the facilities fee portion of the total procedure fee, however the majority of procedures performed in the 1999 period were performed at third party facilities. In the 2000 period, approximately 95% of refractive procedures were performed on in-house lasers. The decrease in revenues at the impaired centers was due to the continued poor performance of these centers caused principally by continuing physician relationship issues.

         Other revenues decreased from $568,000 for the 1999 period to $463,000 for the 2000 period, a decrease of $105,000 or 18.4% due to the loss of a significant mobile surgical services contract.

         Center Operating Expenses. Center operating expenses increased from $11,054,000 for the three months ended June 30, 1999 to $11,575,000 for the three months ended June 30, 2000, an increase of $521,000 or 4.7%, and as a percentage of center net revenue, center operating expenses increased from 79.0% to 85.4%. A portion of the increase is due to incremental expenses associated with the increase in refractive surgery noted above. Also contributing to the increase is the discontinuance in 2000 of the accrual of management fees from the impaired centers from which, due to continuing losses, the fees appear uncollectible. Management fees are recorded as a reduction of center operating expenses.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $1,495,000 for the three months ended June 30, 1999 to $2,171,000 for the three months ended June 30, 2000, an increase of $676,000, or 45.2%. The increase is comprised of an increase in professional fees related to the Company's operational and administrative difficulties, mitigated by a reduction in corporate staffing and marketing costs resulting from cost containment measures implemented in 2000. As a percentage of total revenues, selling, general, and administrative expenses increased from 10.3% in the 1999 period to 15.5% in the 2000 period.

         Cost of Sales. Cost of sales decreased from $271,000 for the three months ended June 30, 1999 to $210,000 for the three months ended June 30, 2000, a decrease of $61,000. This decrease is insignificant. Cost of sales as a percentage of other revenues, however, remained comparable at 47.8% in the 1999 period versus 45.4% in the 2000 period.

         Provision for Doubtful Accounts. Provision for doubtful accounts decreased from $732,000 for the three months ended June 30, 1999 to $490,000 for the three months ended June 30, 2000, a decrease of $242,000, or 33.1%. As a percentage of total revenues, provision for doubtful accounts decreased from 5.0% in the 1999 period to 3.5% in the 2000 period. This decrease was principally due to a shift in the payor mix caused by the increase in refractive surgery. The majority of all refractive procedures are paid prior to the procedure, significantly decreasing the possibility of uncollectible accounts.

         Interest Expense. Interest expense increased from $744,000 for the three months ended June 30, 1999 to $1,090,000 for the three months ended June 30, 2000, an increase of $346,000, or 46.6%. This increase relates principally to capital lease obligations incurred during the second half of 1999 for lasers and other equipment related to the Company's refractive surgery marketing initiative, and to a lesser extent, an increase in bank borrowings and rising interest rates on the floating rate bank debt.

         Equity in earnings of joint venture. Equity in earnings of joint venture represents the Company's 50% interest in the activities of its joint laser vision correction arrangement with ICON Laser Eye Centers, Inc. as more fully described in note 4 to the condensed consolidated financial statements. These operations were not in existence in the 1999 period.

         Income Tax Expense. Income tax expense in the three months ended June 30, 2000, represents state income taxes related to profitable centers, as the Company is in a loss carryforward position for Federal income tax purposes.

    SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Total Revenues. Total revenues increased from $29,329,000 for the six months ended June 30, 1999 to $30,249,000 for the six months ended June 30, 2000, an increase of $920,000 or 3.1%.

         Center net revenues increased from $27,883,000 for the 1999 period to $29,324,000 for the 2000 period, an increase of $1,441,000, or 5.2%. The increase is the result of an increase in revenues at the non-impaired centers of approximately $3,200,000, or 16.0% and a decrease at the impaired centers of approximately $1,800,000, or 22.6%. The increase at the non-impaired centers is attributable to an increase in refractive surgery volume, as well as to facility fee charges as discussed above for the three months ended June 30, 2000. The impact of the increases from refractive surgery at the non-impaired centers was mitigated, however, by a decrease in revenues at two of these centers due to physician transitions. The decrease in revenues at the impaired centers was due to the continued poor performance of these centers caused principally by physician relationship issues.

         Other revenues decreased from $1,446,000 for the 1999 period to $925,000 for the 2000 period, a decrease of $521,000 or 36.0% due to a nonrecurring equipment sale in 1999 and the loss of a significant mobile surgical services contract in 2000.

         Center Operating Expenses. Center operating expenses increased from $22,021,000 for the six months ended June 30, 1999 to $25,482,000 for the six months ended June 30, 2000, an increase of $3,461,000 or 15.7%, and as a percentage of center net revenue, center operating expenses increased from 79.0% to 86.9%. These fluctuations were due to the same causes discussed above for the three months ended June 30, 2000.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $2,671,000 for the six months ended June 30, 1999 to $4,290,000 for the six months ended June 30, 2000, an increase of $1,619,000, or 60.6%. The increase results principally from spending on the continuing development of new information systems and an increase in professional fees related to the Company's operational and administrative difficulties. As a percentage of total revenues, selling, general, and administrative expenses increased from 9.1% in the 1999 period to 14.2% in the 2000 period.

         Cost of Sales. Cost of sales decreased from $840,000 for the six months ended June 30, 1999 to $433,000 for the six months ended June 30, 2000, a decrease of $407,000. As a percentage of other revenues, cost of sales decreased from 58.1% in the 1999 period to 46.8% in the 2000 period as a result of the equipment sale noted above causing a higher mix of relatively lower margin equipment and supply sales to higher margin mobile surgical sales in 1999.

         Provision for Doubtful Accounts. Provision for doubtful accounts increased from $1,340,000 for the six months ended June 30, 1999 to $1,467,000 for the six months ended June 30, 2000, an increase of $127,000, or 9.5%. As a percentage of total revenues, provision for doubtful accounts increased from 4.6% for the 1999 period to 4.9% for the 2000 period. The increase for the six month period is the net result of a significantly larger increase in the first quarter of 2000, which was offset by a decrease in the second quarter. The increase in the first quarter was due to ongoing accounts receivable collection problems related to computer system conversions at the centers in the latter half of 1999. The decrease in the second quarter was the due to improvement of accounts receivable collections and a favorable change in the payor mix due to the increase in refractive surgery.

         Interest Expense. Interest expense increased from $1,388,000 for the six months ended June 30, 1999 to $2,308,000 for the six months ended June 30, 2000, an increase of $920,000, or 66.3%. The increase is due to the same causes discussed above for the three months ended June 30, 2000.

         Equity in earnings of joint venture. Equity in earnings of joint venture represents the Company's 50% interest in the activities of its joint laser vision correction arrangement with ICON Laser Eye Centers, Inc. as more fully described in note 4 to the condensed consolidated financial statements. The six month earnings of $148,000 are less than the earnings for the three months ended June 30, 2000 due to start up losses in the first three months of 2000.

         Income Tax Expense. Income tax expense in the three months ended June 30, 2000, represents state income taxes related to profitable centers, as the Company is in a loss carryforward position for Federal income tax purposes.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         There were no material changes during the quarter in the information about market risks included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         See Note 6 to the accompanying Condensed Consolidated Financial Statements and Item 3. Legal Proceedings in the Company's Form 10-K filed on May 17, 2000.

Item 2.  Changes in Securities.

         See Note 3 of the accompanying Condensed Consolidated Financial Statements regarding recent issuances of unregistered securities to the Company's senior lenders.

Item 3.  Defaults Upon Senior Securities.

         See Note 3 to the accompanying Condensed Consolidated Financial Statements regarding defaults by the Company under its senior credit facility.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         On July 11, 2000 the Company announced that Mr. Thomas P. Lewis, President and a member of the board of directors, has given notice to the Company that he is resigning as an officer to pursue other activities, and that he intends to depart by December 31, 2000. The Company also announced the appointment of Mr. Joshua Angel as a member of the board of directors, replacing Donald H. Beisner, MD, who resigned in April 2000.

         On August 23, 2000, Mr. Ghassan Barazi, the Company's chief operating officer and a member of the board of directors, resigned as chief operating officer. Mr. Barazi remains on the board of directors.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  (27) Financial Data Schedule

         (b)  Reports on Form 8-K: None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    VISIONAMERICA INCORPORATED
                                    --------------------------------------------
                                    Registrant



 September 8, 2000                  By \s\ Andrew W. Miller
                                    --------------------------------------------
                                    Andrew W. Miller
                                    Acting Chief Executive Officer



                                    By \s\ Barry E. Reifler
                                    --------------------------------------------
                                    Barry E. Reifler
                                    Senior Vice President and Chief Financial
                                    Officer